Form 10-Q
period 1996-06-30
FIRST ALERT INC
filed 1996-08-13
CIK 918960

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 1996    COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                    04-3157075
- ---------------------------------------------  ---------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION     (IRS EMPLOYER IDENTIFICATION
               OR ORGANIZATION)                              NUMBER)


               3901 LIBERTY STREET ROAD, AURORA, ILLINOIS   60504
- --------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (630) 851-7330
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
    ---      ---



AT AUGUST 5, 1996, THERE WERE 24,183,116 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK ($0.01 PAR VALUE).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES: 21

                               FIRST ALERT, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX



PART I. FINANCIAL INFORMATION                                                                  PAGE
        ---------------------                                                                  ----
    ITEM 1.      FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS AS OF
                         JUNE 30, 1996 (UNAUDITED) AND
                         DECEMBER 31, 1995..................................................     3

                        CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (UNAUDITED)
                         FOR THE THREE AND SIX MONTH PERIODS ENDED
                         JUNE 30, 1996 AND 1995...........................................       4

                        CONSOLIDATED STATEMENT OF CASH
                         FLOWS (UNAUDITED) FOR THE SIX
                         MONTH PERIOD ENDED JUNE 30, 1996 AND 1995........................       5

                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS....................       6


    ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      10


PART II. OTHER INFORMATION

    ITEM 3.                DEFAULTS UPON SENIOR SECURITIES................................      19
    ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      19
    ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K ..............................      20


SIGNATURES................................................................................      21

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands, except share data)


                                                                June 30,   December 31,
                                                                  1996         1995
                                                                --------   -----------
                                                               (unaudited)
  ASSETS
  Current Assets:
  Cash and cash equivalents                                    $    979     $  2,387
  Accounts receivable, less
   allowance for doubtful accounts of
   $3,607 ($3,342 at December 31, 1995)                          27,901       62,967
  Income tax receivable                                           8,958        1,340
  Inventories (Note 2)                                           77,773       68,081
  Deferred taxes                                                  7,182        7,182
  Other assets                                                    2,336        2,479
                                                               --------     --------
  Total current assets                                          125,129      144,436

  Property, plant and equipment, net of
   accumulated depreciation of $19,743
   ($17,525 at December 31, 1995)                                32,905       32,150

  Other Assets:
   Goodwill, net of accumulated
    amortization of $2,497 ($2,178 at December 31, 1995)         23,001       23,320
   Other intangibles, net of accumulated amortization
    of $2,539($2,680 at December 31, 1995)                        6,231        7,087
                                                               --------     --------
   Total assets                                                $187,266     $206,993
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                              $  7,369     $ 21,586
 Accrued expenses                                                18,637       21,798
 Short-term Credit Facility (Note 3)                             59,800       32,200
                                                               --------     --------
   Total current liabilities                                     85,806       75,584

Long-term Credit Facility (Note 3)                                   --       20,000
Other long-term liabilities                                          71           72
Deferred taxes                                                    4,293        4,293
                                                               --------     --------
   Total liabilities                                             90,170       99,949

Stockholders' Equity:
 Common stock ($.01 par value, 30,000,000
   shares authorized, 24,183,116 issued and
   outstanding as of June 30, 1996, 24,043,116 issued and
   outstanding as of December 31, 1995)                             242          240
 Preferred stock ($.01 par value, 1,000,000 shares
   authorized, none issued and outstanding as of
   June 30, 1996 and December 31, 1995)                               -            -
 Paid in capital                                                 71,614       71,137
 Stockholder loans                                                  (5)         (16)
 Retained earnings                                               25,245       35,683
                                                               --------     --------
   Total stockholders' equity                                    97,096      107,044
                                                               --------     --------
   Total liabilities and stockholders' equity                  $187,266     $206,993
                                                               ========     ========



         See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
           ----------------------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)





                                                     THREE MONTH PERIOD        SIX MONTH PERIOD
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                     ------------------        -----------------
                                                     1996          1995        1996         1995
                                                     ----          ----        ----         ----

Net sales                                          $28,981        $34,920     $84,470     $97,734
Operating expenses:
 Cost of sales, excluding depreciation              22,402         21,973      62,540      54,887
 Selling, general and administrative                14,406         12,839      34,147      31,532
 Depreciation and amortization                       1,440          1,677       2,967       3,376
                                                   -------        -------     -------     -------
Operating income (loss)                             (9,267)        (1,569)    (15,184)      7,939
Other (income) expenses:
 Interest expense                                      787            182       1,506         345
 Miscellaneous, net                                   (162)           (66)        704        (352)
                                                   -------        -------     -------     -------
Income (loss) before taxes                          (9,892)        (1,685)    (17,394)      7,946

Income tax provision (benefit)                      (3,955)          (673)     (6,956)      3,179
                                                   -------        -------     --------    -------
Net income (loss)                                   (5,937)        (1,012)    (10,438)      4,767
Retained earnings, beginning of period              31,182         30,025      35,683      24,246
                                                   -------        -------     --------    -------
Retained earnings, end of period                   $25,245        $29,013     $25,245     $29,013
                                                   =======        =======     ========    =======

Net income (loss) per share                        $ (0.24)       $ (0.04)    $ (0.42)    $  0.19
                                                   =======        =======     ========    =======

Weighted average shares outstanding                 24,508         24,927      24,567      24,845







         See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (in thousands)
                                  (unaudited)


                                                                        SIX MONTH PERIOD
                                                                         ENDED JUNE 30,
                                                                    --------------------------
                                                                      1996              1995
                                                                    --------          --------
OPERATING ACTIVITIES
- --------------------
NET (LOSS) INCOME                                                    $(10,438)        $  4,767

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH AND CASH EQUIVALENTS (USED IN)
PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                           2,967            3,376
Write off of intangible asset                                             554               --
Decrease in accounts receivable                                        35,066           28,727
Increase in income tax receivable                                      (7,618)              --
Increase in inventories                                                (9,692)         (13,128)
Decrease in other assets                                                  143               32
Decrease in accounts payable/accrued expenses                         (17,125)         (17,525)
Other                                                                     (16)              --
                                                                     --------         --------

NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED
 BY OPERATING ACTIVITIES                                               (6,159)           6,249
                                                                     --------         --------


INVESTING ACTIVITIES
- --------------------
  Capital expenditures                                                 (3,297)          (5,066)
  Disposal of property, plant & equipment                                 211            4,146
  Other                                                                    --             (314)
                                                                     --------         --------

NET CASH AND CASH EQUIVALENTS USED IN
 INVESTING ACTIVITIES                                                  (3,086)          (1,234)
                                                                     --------         --------

FINANCING ACTIVITIES
- --------------------
  Proceeds from sale of common stock                                      226               28
  Borrowings under revolving loan                                      33,300            6,300
  Payments under revolving loan                                       (25,700)         (10,000)
  Proceeds from stockholder loans                                          11               43
                                                                     --------         --------

NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                   7,837           (3,629)
                                                                     --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,408)           1,386

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,387            1,131
                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    979         $  2,517
                                                                     ========         ========

INTEREST PAID                                                        $  1,412         $    518

INCOME TAXES PAID                                                    $      1         $ 11,059



          See accompanying notes to consolidated financial statements.

                              FIRST ALERT, INC.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in thousands unless otherwise indicated, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated interim financial statements include the accounts of First Alert, Inc. and its subsidiaries ("the Company"). These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's 1995 Annual Report to Stockholders.

The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain amounts in the Consolidated Balance Sheet at December 31, 1995 have been reclassified to conform to the current presentation.

Income Taxes

Income taxes of the Company are accounted for using Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities arise from recognition of foreign operating losses and temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements.

Net Income Per Share

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods computed using the treasury stock method.

NOTE 2 - INVENTORIES:

The components of inventory are as follows:


                                      JUNE 30,      DECEMBER 31,
                                        1996           1995
                                      --------      ------------
                Raw materials         $26,834        $32,423

                Work-in-process         6,193          7,451

                Finished goods         46,693         33,325

                Obsolescence reserve   (1,947)        (5,118)
                                      -------       --------

                Total                 $77,773        $68,081
                                      =======       ========


During the three month period ended December 31, 1995, the Company increased the obsolescence reserve by $3.5 million due to excessive inventory of first generation carbon monoxide sensors. These sensors were substantially disposed of in the three month period ended March 31, 1996.

NOTE 3 - REVOLVING CREDIT AGREEMENT:



                                                 JUNE 30,        DECEMBER 31,
                                                   1996              1995
                                                 --------        ------------
             Revolving Credit Facility            $59,800          $52,200
             Less:  Short Term Portion             59,800           32,200
                                                  -------          -------
             Long-Term Revolving Credit Facility  $    --          $20,000
                                                  =======          =======


On March 28, 1994, BRK Brands, Inc., a wholly owned subsidiary of the Company, entered into a credit facility (the "Credit Facility") with a lender which provided a revolving credit facility of $70,000 on April 5, 1994. Under the Credit Facility, BRK Brands, Inc. is subject to a commitment fee of 0.25% per annum on the unused portion of the commitment. The Credit Facility carries an interest rate of LIBOR + 0.5% on LIBOR based loans and the higher of the lender's corporate borrowing rate and the Federal Funds Rate plus 0.5% on remaining balances. The Credit Facility matures on March 28, 1999. Additionally, the agreement contains covenants restricting, among other things, the payment of dividends, the sale of assets, mergers and acquisitions and requires maintenance of interest coverage ratios, leverage ratios and a minimum tangible net worth.

At June 30, 1996, BRK Brands, Inc. was not in compliance with the interest coverage ratio covenant. The Company has chosen to not request a waiver from the lender at June 30, 1996 and has included the revolving credit facility balance as a current liability at June 30, 1996. The Company intends to seek to amend the Credit Facility with the lender to remedy current non-compliance, change certain of the restrictive covenants and increase the amount of the Credit Facility. There can be no assurance that the Company will be able to amend the Credit Facility to accomplish these objectives on terms acceptable to the Company.

NOTE 4 - CONTINGENCIES:

In November 1994, the Company and certain of its officers and directors were named as defendants in four purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs in those actions have since, pursuant to a Court order, filed a consolidated and amended complaint resulting in the consolidation of the four actions. The consolidated case is entitled Gilbert et al. vs. First Alert, Inc. et al. ("Gilbert"). The amended complaint seeks compensatory damages, costs and attorneys' fees on behalf of the purchasers of the Company's Common Stock during the period from October 12, 1994 through November 10, 1994. By order dated August 21, 1995, the Court certified the class. Subsequently, the plaintiff's motion to amend the complaint to expand the class period to September 20, 1994 through December 7, 1994 was granted and a second consolidated and amended complaint was filed on January 16, 1996 and the new class has been certified by the Court. The complaint alleges generally that the Company and other defendants disseminated false and misleading information to the investing public regarding the First Alert(R) Carbon Monoxide Detector in connection with an anticipated secondary public offering of the Company's Common Stock in late 1994 in violation of various provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Company disputes the allegations contained in the consolidated complaint and in a plaintiff's expert report asserting damages of approximately $22.5 million.
The Company intends to defend this action vigorously. The Registration Statement with respect to the proposed secondary public offering was declared effective by the Securities and Exchange Commission on November 9, 1994, but was subsequently withdrawn by the Company at the request of the selling stockholders. The public offering was solely to facilitate the sale of shares by certain selling stockholders and the Company would not have received any proceeds therefrom.

A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995 against the Company alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the First Alert(R) Carbon Monoxide Detector design and the manner in which the detector was marketed. The Company does not believe the plaintiffs claim any personal injuries or property damage; nor do they claim their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they say is a "nuisance") and (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm. They seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

In addition to the Gilbert and Betley actions, the Company and its subsidiaries, including BRK Brands, Inc., are parties to various product liability and other types of lawsuits and are from time to time subject to investigations by various governmental agencies. Although the ultimate liabilities, if any, arising out of the Gilbert, Betley and other pending legal actions or investigations cannot presently be determined, based on its past experience and assessment of such matters, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth below and elsewhere in this Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 1996 were $29.0 million, a decrease of $5.9 million or 17.0% from net sales of $34.9 million for the second quarter of 1995. This decrease in net sales was due primarily to lower domestic net sales of carbon monoxide detectors which were partially offset by higher net sales of smoke detectors. Net sales of carbon monoxide detectors in the second quarter of 1995 were favorably impacted by shipments of the Company's first generation carbon monoxide detector which were sold to selected accounts prior to the amendment of the Underwriters Laboratories Inc. ("UL") Standard for residential carbon monoxide detectors which was effective October 1, 1995. Net sales for the six months ended June 30, 1996 were $84.5 million, a decrease of $13.3 million or 13.6% from net sales of $97.7 million for the six months ended June 30, 1995. The decrease in net sales for the six month period resulted primarily from lower net sales of domestic carbon monoxide detectors and smoke detectors and of lower net sales of carbon monoxide detectors in Canada. Smoke detector net sales in the U.S.A. were affected by efforts of customers to reduce their inventories in light of the weaker overall retail market and by higher shipments of smoke detectors by the Company at the end of 1995.

Gross Profit

Gross profit, excluding depreciation, for the second quarter of 1996 was $6.6 million, a decrease of $6.4 million or 49.2% compared with gross profit, excluding depreciation, of $12.9 million in the second quarter of 1995. Gross profit, excluding depreciation for the six months ended June 30, 1996 was $21.9 million, a decrease of $20.9 million or 48.8% compared with gross profit, excluding depreciation, of $42.8 million for the six months ended June 30, 1995. As a percent of net sales, gross profit, excluding depreciation, was 22.7% and 37.1% for the second quarter of 1996 and 1995, respectively, and 26.0% and 43.8% for the six months ended June 30, 1996 and 1995, respectively. Gross profit in the second quarter of 1996 was affected by lower net sales levels, particularly of carbon monoxide detectors and by higher material costs associated with new carbon monoxide detectors which were introduced in August 1995 to comply with the UL amended standard for residential carbon monoxide detectors. Gross profit in the second quarter was also adversely affected by operations related costs reflecting efforts to reduce inventory levels and to position manufacturing for efficient production in the second half of 1996. Gross profit in the six months ended June 30, 1996 was affected by lower net sales levels, particularly of carbon monoxide and smoke detectors, by generally lower selling prices for carbon monoxide detectors, by higher material costs associated with new carbon monoxide detectors and by the operations costs referred to above. Gross profit in the six months ended June 30, 1996 was also adversely affected by higher than normal allowances granted to customers for consumer product returns, in particular, carbon monoxide detectors, which were exacerbated by the amendment to the UL standard.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses for the second quarter of 1996 were $14.4 million, an increase of $1.6 million, or 12.2% compared with S,G&A expenses of $12.8 million for the second quarter of 1995. S,G&A expenses for the six months ended June 30, 1996 were $34.1 million, an increase of $2.6 million, or 8.3% compared with S,G&A expenses of $31.5 million for the six months ended June 30, 1995. S,G&A expenses in the second quarter of 1996 compared to 1995 increased as a result of certain one-time legal and public relation costs, higher outside service costs and certain new product development costs. These costs exceeded the lower variable selling expenses directly related to lower net sales. S,G&A expenses in the six months ended June 30, 1996 compared to 1995 were also affected by a charge for severance costs relating to the departure of certain employees during the 1996 first quarter.

Interest Expense

Interest expense for the second quarter of 1996 was $0.8 million, an increase of $0.6 million, or 332.4% from interest expense of $0.2 million for the second quarter of 1995, while interest expense for the six month period ended June 30, 1996 was $1.5 million, an increase of $1.2 million or 336.5% from interest expense of $0.3 million for the six month period ended June 30, 1995. The increase in interest expense was due to the higher debt levels carried by the Company during the first six months of 1996 compared to the first six months of 1995.

Miscellaneous Income (Expense)

Miscellaneous income (expense) includes realized and unrealized gains/losses on foreign exchange and non-operating related costs. In the six months ended June 30, 1996, miscellaneous expense includes a write-off of certain capitalized product development costs due to permanent impairment of its value, and the Company's rescission of future rights to the underlying product, of $0.6 million.

Net Income (Loss)

Net loss for the second quarter of 1996 was $5.9 million, a decrease of $4.9 million from the net loss of $1.0 million for the second quarter of 1995. The net loss for the six months ended June 30, 1996 was $10.4 million, a decrease of $15.2 million from net income of $4.8 million for the six months ended June 30, 1995. The decrease in income in the second quarter of 1996 compared to the second quarter of 1995 was due to lower net sales, particularly of carbon monoxide detectors, lower gross profit on carbon monoxide detector sales, higher operations related costs and higher general and administrative costs in the 1996 second quarter compared to the 1995 second quarter. The decrease in income in the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is due to lower net sales of domestic carbon monoxide detectors and smoke detectors and of carbon monoxide detectors in Canada, generally lower selling prices for carbon monoxide detectors and higher material costs associated with new carbon monoxide detectors, higher operations costs, higher than normal allowances granted to customers for consumer product returns and higher general and administrative costs in the first half of 1996 compared to the first half of 1995. An income tax benefit of $7.0 million was recorded in the 1996 first half as the loss before taxes should reduce the Company's tax liability.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations are seasonal in nature with the months of September, October and November being the strongest sales months historically. In the year ended December 31, 1995, approximately 60% of the Company's net sales and 61% of operating income were generated in the last six months of the year.

LIQUIDITY AND CAPITAL RESERVES

For the six months ended June 30, 1996, the Company's net cash used in operations decreased to $6.2 million from cash provided by operations of $6.2 million in the corresponding period in 1995. This decrease was due to a decrease in net sales and gross profit. Net cash (used in)/provided by operations was negatively affected by increased inventory levels.

At June 30, 1996, the total indebtedness of the Company was $59.8 million under the Credit Facility. Management anticipates that in order to provide sufficient liquidity to meet the Company's short-term working capital and capital expenditure requirements, the existing Credit Facility will need to be amended to provide additional liquidity. The Company intends to seek to amend the Credit Facility with the lender to remedy current non-compliance with respect to the interest coverage ratio covenant, change certain of the restrictive covenants and increase the amount of the Credit Facility. There can be no assurance that the Company will be able to amend the Credit Facility to accomplish these objectives on terms acceptable to the Company.


               CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual financial condition or results and could cause the Company's actual financial condition or consolidated results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause the Company's actual financial condition or results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results.

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's smoke detectors and carbon monoxide detectors, and certain other components used in the Company's products, from single sources. The Company has recently developed an alternative source of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis given the unpredictability of the demand for carbon monoxide detectors. In addition, the biomimetic sensor which is the key component used in the Company's battery powered carbon monoxide detector is obtained by the Company pursuant to an exclusive license from Quantum Group, Inc. ("Quantum"), its sole supplier of this component. Commencing on January 1, 1997, however, Quantum may begin to sell its sensors to other customers. There is no alternative supply for the biomimetic sensor. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have a material adverse effect on the Company's business and results of operations.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Moreover, consistently low temperatures and high levels of snowfall during the typical home heating months increase the likelihood of improperly vented carbon monoxide gas emissions being trapped inside a closed home or building, which may in turn increase the demand for the Company's carbon monoxide detectors, and consequently cause the Company's quarterly results to fluctuate in such months. Factors such as quarterly variations in financial results could adversely affect the market price of the Common Stock and cause it to fluctuate substantially. In addition, the Company
(i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and North American revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

DEPENDENCE ON CONSUMER PREFERENCE

The Company is susceptible to fluctuations in its business based upon consumer demand for carbon monoxide and smoke detectors, in part by publicized accounts of deaths or serious injury due to carbon monoxide poisoning and/or fires. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to such fluctuation in consumer demand. However, it is impossible to predict the occurrence and effect of any such event that would cause such fluctuations in consumer demand for the Company's home safety products.

DEPENDENCE UPON TIMELY PRODUCT INTRODUCTION

The Company's ability to remain competitive in the home safety products market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products, such as its carbon monoxide detector, will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

The introduction of new products which the Company may introduce in the future may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Home Depot, Lowe's, Builders Square, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1995, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 13% of the Company's net sales. In the six months ended June 30, 1996, net sales to Wal-Mart and Sam's in the aggregate, represented approximately 12% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad due to their financial weakness or bankruptcy could have a material adverse effect on the Company's financial condition or results of operations.

PRODUCT LIABILITY RISKS

The Company is subject to various claims brought against it for alleged non-performance of its products. The Company maintains insurance against product liability claims in amounts deemed adequate by management, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liability actually incurred. The Company's insurance coverage is on an occurrence basis covering losses attributable to injury to person or property during the policy period. Although to date product liability claims have not had a material adverse effect on the financial condition or results of operations of the Company, there can be no assurance that the Company will not experience materially adverse losses due to product liability claims in the future. A successful claim brought against the Company in excess of available insurance coverage or any claim that results in significant adverse publicity against the Company, could have a material adverse effect on the Company's financial condition or results of operations.

RELIANCE UPON CENTRALIZED MANUFACTURING FACILITIES; INTERRUPTION OF OPERATIONS

All of the Company's manufacturing occurs at its two facilities in Juarez, Mexico, except fire extinguisher manufacturing which occurs at the Company's Aurora, Illinois facility. The Company's manufacturing operations utilize certain custom designed equipment which, if damaged or otherwise rendered inoperable, could result in the disruption of the Company's manufacturing operations. Although the Company maintains business interruption insurance in amounts deemed adequate by management, any extended interruption of the operations at any of these facilities could have a material adverse effect on the Company's financial condition or results of operations.

GOVERNMENT REGULATION; POTENTIAL PRODUCT RECALLS; ALLEGED NUISANCE ALARMS

The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and is cooperating with the CPSC in its investigation. Although the Company believes that the CPSC investigation into smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations, this investigation is in an early stage and there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidences of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

The Company is subject to various federal, state and foreign laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Company to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations. Because certain of the Company's products use a minute quantity of radioactive material in the detection of the presence of smoke, the Company also is subject to the oversight of the Nuclear Regulatory Commission ("NRC") and is subject to various other federal, state and foreign laws and regulations pertaining to such use. The Company has obtained a license from the NRC to handle radioactive material in the amounts necessary to conduct its business in the ordinary course. In order to maintain its license granted by the NRC, the Company is required to comply with certain rules and regulations promulgated by the NRC. The Company believes that it has complied in all material respects with the rules and regulations applicable to it with respect to its use of radioactive material. Proper and full compliance with the foregoing laws and regulations in the future could result in a material financial burden on the Company or failure to so comply could have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

The home safety market is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. The Company's competition is fragmented across its product lines, and accordingly, the Company does not compete with any one company across all product lines. The Company competes with a variety of entities, some of which have greater financial and other resources than the Company. The Company's ability to remain competitive in the home safety market depends in part on its ability to successfully identify new product opportunities and develop and introduce new products and enhancements on a timely and cost effective basis. In addition, the Company's products compete to some extent with higher priced AC powered residential security systems. To the extent that the installation and maintenance expenses associated with such systems decline, the Company may experience increased competition for its products from manufacturers and marketers which traditionally have not competed with the Company.

GENERAL ECONOMIC CONDITIONS AND LIQUIDITY

General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, such conditions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency are risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, could have a material adverse effect on the Company's international operations, and consequently on the Company's financial condition or results of operations.


PART II.   OTHER INFORMATION

Item 3     Defaults Upon Senior Securities

           At June 30, 1996, BRK Brands, Inc. was not in compliance with the interest coverage ratio covenant of its Credit Facility. The Company has chosen to not request a waiver from the lender at June 30, 1996 as the Company intends to seek amendment of the interest coverage ratio covenant with the lender to remedy current non-compliance. There can be no assurance that the Company will be able to amend the Credit Facility to remedy current non-compliance on terms acceptable to the Company.

Item 4     Submission of Matters to a Vote of Security Holders

           (a) The Company held its Annual Meeting of Stockholders on May 7, 1996.

           (c) The matters voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, were as follows:

           (i) The election of Gary L. Lederer to serve as a director for a term of three years.

                              For        18,136,131
                              Withheld      198,982


           (ii) The election of Scott A. Schoen to serve as a director for a term of three years.


                              For        17,936,869
                              Withheld      398,244


           (iii) A proposal to ratify, confirm and approve the First Alert, Inc. Nonqualified Stock Option Plan for Non-Employee Directors.


                              For        16,917,584
                              Against     1,140,580
                              Abstain       154,932
                              No vote       122,017


           (iv) A proposal to ratify, confirm and approve the selection of Price Waterhouse, LLP as the independent certified public accountants for the Company for the fiscal year 1996.

                              For        18,175,936
                              Against        52,943
                              Abstain       106,234


Item 6             Exhibits and Reports on Form 8-K

                   (a) Exhibits

                       There are no Exhibits filed
                       with this Quarterly Report on Form 10-Q.

                   (b) Reports on Form 8-K

                       There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST ALERT, INC.




By:  /S/ Michael A. Rohl             Date:  August 5, 1996
   ----------------------------
   Michael A. Rohl, Vice President
    and Chief Financial Officer
    (Duly Authorized Officer and Principal
    Financial Officer of the Registrant)