Form 10-Q
period 1996-09-30
FIRST ALERT INC
filed 1996-11-14
CIK 918960

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED SEPTEMBER 30, 1996    COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                      04-3157075
---------------------------------------------     -----------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION     (IRS EMPLOYER IDENTIFICATION
       OR ORGANIZATION)                           NUMBER)



               3901 LIBERTY STREET ROAD, AURORA, ILLINOIS   60504
          ------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (630) 851-7330
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
    ---      ---



AT NOVEMBER 6, 1996, THERE WERE 24,183,116 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK ($0.01 PAR VALUE).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES: 20

                               FIRST ALERT, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
               --------------------------------------------------

                                     INDEX





PART I.            FINANCIAL INFORMATION                                         PAGE
                   ---------------------                                         ----

     ITEM 1.      FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 1996 (UNAUDITED) AND
                    DECEMBER 31, 1995...........................................  3

                   CONSOLIDATED STATEMENT OF OPERATIONS
                    AND RETAINED EARNINGS (UNAUDITED)
                    FOR THE THREE AND NINE MONTH PERIODS ENDED
                    SEPTEMBER 30, 1996 AND 1995.................................  4

                   CONSOLIDATED STATEMENT OF CASH
                    FLOWS (UNAUDITED) FOR THE NINE
                    MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995.............  5

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...............  6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 10


PART II.   OTHER INFORMATION
           -----------------

     ITEM 3.         DEFAULTS UPON SENIOR SECURITIES............................ 19
     ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K........................... 19

SIGNATURES...................................................................... 20


                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                          September 30,    December 31,
                                                              1996           1995
                                                            --------       ---------
                                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                    $  3,199     $  2,387
Accounts receivable, less
 allowance for doubtful accounts of
  $3,500 ($3,342 at December 31, 1995)                         56,317       62,967
Income tax receivable                                           7,748        1,340
Inventories (Note 2)                                           75,244       68,081
Deferred taxes                                                  7,182        7,182
Other assets                                                    3,907        2,479
                                                             --------     --------
  Total current assets                                        153,597      144,436

Property, plant and equipment, net of
   accumulated depreciation of $20,917
   ($17,525 at December 31, 1995)                              32,821       32,150

Other Assets:
   Goodwill, net of accumulated
    amortization of $2,655 ($2,178 at December 31, 1995)       22,843       23,320
   Other intangibles, net of accumulated amortization
    of $2,684 ($2,680 at December 31, 1995)                     6,169        7,087
                                                             --------     --------
  Total assets                                               $215,430     $206,993
                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                            $ 13,913     $ 21,586
 Accrued expenses                                              23,854       21,798
 Short-term Credit Facility (Note 3)                           74,000       32,200
                                                             --------     --------
   Total current liabilities                                  111,767       75,584

Long-term Credit Facility (Note 3)                                 --       20,000
Other long-term liabilities                                        71           72
Deferred taxes                                                  4,293        4,293
                                                             --------     --------
     Total liabilities                                        116,131       99,949

Stockholders' Equity:
 Common stock ($.01 par value, 30,000,000
   shares authorized, 24,183,116 issued and
   outstanding as of September 30, 1996, 24,043,116 issued and
   outstanding as of December 31, 1995)                           242          240
 Preferred stock ($.01 par value, 1,000,000 shares
   authorized, none issued and outstanding as of
   September 30, 1996 and December 31, 1995)                        -            -
 Paid in capital                                               71,614       71,137
 Stockholder loans                                                 (5)         (16)
 Retained earnings                                             27,448       35,683
                                                             --------     --------
   Total stockholders' equity                                  99,299      107,044
                                                             --------     --------
   Total liabilities and stockholders' equity                $215,430     $206,993
                                                             ========     ========



          See accompanying notes to consolidated financial statements.

                              FIRST ALERT, INC.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                             THREE MONTH PERIOD           NINE MONTH PERIOD
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                            ---------------------        -----------------------
                                             1996          1995            1996           1995
                                            -------       -------        --------       --------
Net sales                                   $60,860       $72,178        $145,330       $169,912

Operating expenses:

 Cost of sales, excluding depreciation       36,584        38,268          99,124         93,155
 Selling, general and administrative         18,141        17,559          52,288         49,091
 Depreciation and amortization                1,463         1,510           4,430          4,886
                                            -------       -------        --------       --------

Operating income (loss)                       4,672        14,841         (10,512)        22,780

Other (income) expenses:
 Interest expense                             1,066           396           2,572            741

 Miscellaneous, net                             (66)         (133)            638           (485)
                                            -------       -------        --------       --------

Income (loss) before taxes                    3,672        14,578         (13,722)        22,524

Income tax provision (benefit)                1,469         5,831          (5,487)         9,010
                                            -------       -------        --------       --------

Net income (loss)                             2,203         8,747          (8,235)        13,514

Retained earnings, beginning of period       25,245        29,013          35,683         24,246
                                            -------       -------        --------       --------

Retained earnings, end of period            $27,448       $37,760        $ 27,448       $ 37,760
                                            =======       =======        ========       ========

Net income (loss) per share                 $  0.09       $  0.35        $  (0.34)      $   0.54
                                            =======       =======        ========       ========
Weighted average shares outstanding          24,611        24,965          24,582         24,885


         See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                    NINE MONTH PERIOD
                                                                    ENDED SEPTEMBER 30,
                                                                    ----------------------
                                                                      1996          1995
                                                                    --------      --------
OPERATING ACTIVITIES
--------------------

NET (LOSS) INCOME                                                   $ (8,235)     $ 13,514

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH AND CASH EQUIVALENTS USED IN
OPERATING ACTIVITIES:
Depreciation and amortization                                          4,430         4,886
Write off of intangible asset                                            554            --
Decrease (increase) in accounts receivable                             6,650       (11,230)
Increase in income tax receivable                                     (6,155)           --
Increase in inventories                                               (7,163)      (15,933)
Increase in other assets                                              (1,428)         (462)
Decrease in accounts payable/accrued expenses                         (5,617)       (9,257)
Other                                                                    (62)          (50)
                                                                    --------      --------


NET CASH AND CASH EQUIVALENTS USED IN
 OPERATING ACTIVITIES                                                (17,026)      (18,532)
                                                                    --------      --------


INVESTING ACTIVITIES
--------------------
  Capital expenditures                                                (4,410)       (8,592)
  Disposal of property, plant & equipment                                211         4,146
  Other                                                                   --          (329)
                                                                    --------      --------

NET CASH AND CASH EQUIVALENTS USED IN
 INVESTING ACTIVITIES                                                 (4,199)       (4,775)

FINANCING ACTIVITIES
---------------------------------------------
  Proceeds from sale of common stock                                     226            28
  Borrowings under revolving loan                                     53,600        36,550
  Payments under revolving loan                                      (31,800)      (12,450)
  Proceeds from stockholder loans                                         11            43
                                                                    --------      --------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
 FINANCING ACTIVITIES                                                 22,037        24,171
                                                                    --------      --------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                               812           864

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,387         1,131
                                                                    --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  3,199      $  1,995
                                                                    ========      ========

INTEREST PAID                                                       $  2,293      $    781

INCOME TAXES PAID                                                   $      0      $ 11,059




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

The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - INVENTORIES:

The components of inventory are as follows:


                         SEPTEMBER 30, 1996  DECEMBER 31, 1995
                         ------------------  -----------------
Raw materials                $28,188             $32,423

Work-in-process                6,823               7,451

Finished goods                41,270              33,325

Obsolescence reserve          (1,037)             (5,118)
                             -------             -------

Total                        $75,244             $68,081
                             =======             =======


During the three month period ended December 31, 1995, the Company increased the obsolescence reserve by $3.5 million due to excessive inventory of first generation carbon monoxide sensors. These sensors were substantially disposed of in the nine month period ended September 30, 1996.

NOTE 3 - REVOLVING CREDIT AGREEMENT:

                                       SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                       ------------------  -----------------
     Revolving Credit Facility             $74,000             $52,200
     Less:  Short Term Portion              74,000              32,200
                                           -------             -------
     Long-Term Revolving Credit Facility   $  --               $20,000
                                           =======             =======


On March 28, 1994, BRK Brands, Inc., a wholly owned subsidiary of the Company, entered into a credit facility (the "Credit Facility") with a lender which provided a revolving Credit Facility of $70,000 on April 5, 1994. On September 4, 1996, BRK Brands, Inc. amended the Credit Facility to increase the amount available to be borrowed from $70,000 to $85,000 until January 31, 1997, when the amount available to be borrowed returns to $70,000. BRK Brands, Inc. also granted a security interest in all of its assets. In addition, the Company pledged the stock of BRK Brands, Inc. and THL-FA IP Corp., another wholly owned subsidiary of the Company, to secure the obligations of the Company under a guaranty of the obligations of BRK Brands, Inc. to the lenders under the Credit Agreement. Similarly, Electronica BRK de Mexico, SA de CV, a wholly owned subsidiary of BRK Brands, Inc. agreed to pledge all of its assets to secure repayment of advances under the Credit Facility.

Under the amended Credit Facility, BRK Brands, Inc. is subject to a commitment fee of 0.35% per annum on the unused portion of the commitment. The amended Credit Facility carries an interest rate of LIBOR plus 1.5% for amounts up to $70,000 (LIBOR plus 2.0% for amounts in excess of $70,000) on LIBOR based loan portion of the Credit Facility and the higher of the lender's corporate borrowing rate and the Federal Funds Rate plus 0.75% for amounts up to $70,000 (Federal Funds Rate plus 1.25% for amounts in excess of $70,000) on remaining balances. The Credit Facility matures on March 28, 1999. Additionally, the agreement contains covenants restricting, among other things, the payment of dividends, the sale of assets, mergers and acquisitions and requires maintenance of interest coverage ratios, leverage ratios and a minimum tangible net worth.

At September 30, 1996, BRK Brands, Inc. was not in compliance with the interest coverage ratio covenant. The Company is currently working with the lender to obtain a waiver. There can be no assurance that the Company will be able to obtain a waiver on terms acceptable to the Company. The Company has included the revolving credit facility balance as a current liability at September 30, 1996.

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

A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995 against the Company alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector (Model
FACO) design and the manner in which the detector was marketed. The Company does not believe the plaintiffs claim any personal injuries or property damage; nor do they claim their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they say is a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims the product met Underwriters Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. They seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

In addition to the Gilbert and Betley actions, the Company and its subsidiaries, including BRK Brands, Inc., are parties to various product liability and other types of lawsuits and are from time to time subject to investigations by various governmental agencies. Although the ultimate liabilities, if any, arising out of the Gilbert, Betley and other pending legal actions or investigations cannot presently be determined, based on its past experience and assessment of such matters, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 1996 were $60.9 million, a decrease of $11.3 million or 15.7% from net sales of $72.2 million for the third quarter of 1995. This decrease in net sales was due primarily to lower net sales of smoke detectors in the U.S.A. and Australia and lower net sales of carbon monoxide detectors in the U.S.A. and Canada. Net sales for the nine months ended September 30, 1996 were $145.3 million, a decrease of $24.6 million or 14.5% from net sales of $169.9 million for the nine months ended September 30, 1995. The decrease in net sales for the nine month period resulted primarily from lower net sales of domestic smoke detectors and carbon monoxide detectors in the U.S.A. and Canada. Smoke detector net sales in the U.S.A. were affected by efforts of customers to reduce their inventories in light of the weaker overall retail market and by higher shipments of smoke detectors by the Company at the end of 1995. Net sales of carbon monoxide detectors in the third quarter of 1995 were favorably impacted by the introduction of second generation carbon monoxide detectors which were introduced in August, 1995 to comply with the UL amended standard for residential carbon monoxide detectors.

Gross Profit

Gross profit, excluding depreciation, for the third quarter of 1996 was $24.3 million, a decrease of $9.6 million or 28.4%, compared with gross profit, excluding depreciation, of $33.9 million in the third quarter of 1995. Gross profit, excluding depreciation, for the nine months ended September 30, 1996 was $46.2 million, a decrease of $30.6 million or 39.8%, compared with gross profit, excluding depreciation, of $76.8 million for the nine months ended September 30, 1995. As a percent of net sales, gross profit, excluding depreciation, was 39.9% and 47.0% for the third quarter of 1996 and 1995, respectively, and 31.8% and 45.2% for the nine months ended September 30, 1996 and 1995, respectively. Gross profit in the third quarter of 1996 was afffected by lower net sales levels, particularly of carbon monoxide detectors and smoke detectors, by generally lower selling prices for carbon monoxide detectors, and by higher material costs associated with the new carbon monoxide detectors. Gross profit in the nine months ended September 30, 1996 was affected by these same factors and also by operations related costs in the second quarter of 1996 reflecting efforts to reduce inventory levels and to position manufacturing for efficient production in the second half of 1996 and by higher than normal allowances granted to customers for consumer product returns, in particular, carbon monoxide detectors, which were exacerbated by the amendment to the UL standard.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses for the third quarter of 1996 were $18.1 million, an increase of $0.6 million or 3.3%, compared with S,G&A expenses of $17.6 million for the third quarter of 1995. S,G&A expenses for the nine months ended September 30, 1996 were $52.3 million, an increase of $3.2 million or 6.5%, compared with S,G&A expenses of $49.1 million for the nine months ended September 30, 1995. S,G&A expenses in the third quarter of 1996 compared to 1995 increased as a result of higher marketing promotion costs due mostly to the accelerated timing of a smoke detector promotion in 1996 and higher outside service costs. These costs exceeded the lower variable selling expenses directly related to lower net sales. S,G&A expenses in the nine months ended September 30, 1996 compared to 1995 were also affected by certain one-time legal and public relation costs, certain new product development costs and a charge for severance costs relating to the departure of certain employees during the 1996 first quarter.

Interest Expense

Interest expense for the third quarter of 1996 was $1.1 million, an increase of $0.7 million or 169.2% from interest expense of $0.4 million for the third quarter of 1995, while interest expense for the nine month period ended September 30, 1996 was $2.6 million, an increase of $1.8 million or 247.1% from interest expense of $0.7 million for the nine month period ended September 30, 1995. The increase in interest expense was due mostly to the higher debt levels carried by the Company during the first nine months of 1996 compared to the first nine months of 1995.

Miscellaneous Income (Expense)

Miscellaneous income (expense) includes realized and unrealized gains/losses on foreign exchange and non-operating related costs. In the nine months ended September 30, 1996, miscellaneous expense includes a write-off of certain capitalized product development costs due to permanent impairment of its value, and the Company's rescission of future rights to the underlying product, of $0.6 million.

Net Income (Loss)

Net income for the third quarter of 1996 was $2.2 million, a decrease of $6.5 million or 74.8% from net income of $8.7 million for the third quarter of 1995. The net loss for the nine months ended September 30, 1996 was $8.2 million, a decrease of $21.7 million from net income of $13.5 million for the nine months ended September 30, 1995. The decrease in net income in the third quarter of 1996 compared to the third quarter of 1995 was due to lower net sales, particularly of carbon monoxide and smoke detectors, lower gross profit on carbon monoxide detector sales, and higher general and administrative costs in the 1996 third quarter compared to the 1995 third quarter. The decrease in income in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is due to lower net sales of carbon monoxide and smoke detectors, generally lower selling prices for carbon monoxide detectors and higher material costs associated with new carbon monoxide detectors, higher operations costs, higher than normal allowances granted to customers for consumer product returns and higher general and administrative costs in the first nine months of 1996 compared to the first nine months of 1995. An income tax benefit of $5.5 million was recorded in the nine months ended September 30, 1996.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations are seasonal in nature with the months of September, October and November being the strongest sales months historically. In the year ended December 31, 1995, approximately 60% of the Company's net sales and 61% of operating income were generated in the last six months of the year.

LIQUIDITY AND CAPITAL RESERVES

For the nine months ended September 30, 1996, the Company's net cash used in operations decreased to $17.0 million from $18.5 million in the corresponding period in 1995. At September 30, 1996, the total indebtedness of the Company was $74.0 million under the Credit Facility. Management anticipates that cash generated from operations, together with current working capital and the Company's amended Credit Facility, will provide sufficient liquidity to meet the Company's near term working capital and capital expenditure requirements. However, at September 30, 1996, BRK Brands, Inc. was not in compliance with the interest coverage ratio covenant of the Credit Facility. The Company is currently working with the lender to obtain a waiver. There can be no assurance that the Company will be able to obtain a waiver on terms acceptable to the Company. Should the Company require funding in the short term in addition to its current credit arrangements, management believes such funding can be obtained.


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

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Home Depot, Lowe's, Builders Square, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service

Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1995, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 13% of the Company's net sales. In the nine months ended September 30, 1996, net sales to Wal-Mart and Sam's in the aggregate, represented approximately 14% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad due to their financial weakness or bankruptcy could have a material adverse effect on the Company's financial condition or results of operations.

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

GENERAL ECONOMIC CONDITIONS AND LIQUIDITY

General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, whether or not under the Company's existing Credit Facility, such conditions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights, limitations on foreign investments and restrictions on the ability to convert currency are risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, could have a material adverse effect on the Company's international operations, and consequently on the Company's financial condition or results of operations.



PART II.       OTHER INFORMATION



Item 3         Defaults Upon Senior Securities

               At September 30, 1996, BRK Brands, Inc. was not in compliance with the interest coverage ratio covenant of its Credit Facility. The Company is currently working with the lender to obtain a waiver. There can be no assurance that the Company will be able to obtain a waiver on terms acceptable to the Company.

Item 6         Exhibits and Reports on Form 8-K


               (a) Exhibits

                   There are no Exhibits filed
                   with this Quarterly Report on Form 10-Q.

               (b) Reports on Form 8-K

                   On September 4, 1996, the Company filed a report on Form 8-K to report on the amendment to the Credit Facility. This amendment is discussed in Note 3 - Revolving Credit Agreement in the Notes to the Consolidated Financial Statements.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST ALERT, INC.




By:   /S/ Michael A. Rohl                               Date:  November 6, 1996
     -----------------------------------------------
        Michael A. Rohl, Vice President
        and Chief Financial Officer
        (Duly Authorized Officer and Principal
        Financial Officer of the Registrant)