Form 10-K405
period 1996-12-31
FIRST ALERT INC
filed 1997-03-31
CIK 918960

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     04-3157075
         (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                   Identification Number)

             3901 LIBERTY STREET ROAD, AURORA, ILLINOIS 60504-8122
   (Address, including zip code, of Registrant's principal executive office)

                                 (630) 851-7330
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / X /.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $27,645,388 (based on the closing price of the Company's Common Stock on the Nasdaq Stock Market (National Market) on March 18, 1997).

     As of March 18, 1997, there were 24,183,116 shares outstanding of the Company's Common Stock ($0.01 par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this report.

     Certain parts of the Registrant's definitive Proxy Statement dated April 7, 1997 are incorporated by reference into Part III of this report.

Exhibit Index on page 19.


================================================================================

                               FIRST ALERT, INC.

                                   FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I
Item 1.    Business.....................................................................    1

Item 2.    Properties...................................................................    9
Item 3.    Legal Proceedings............................................................   10
Item 4.    Submission of Matters to a Vote of Security Holders..........................   11

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   11
Item 6.    Selected Financial Data......................................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operation...................................................................   12
Item 8.    Financial Statements and Supplementary Data..................................   15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial....   15

PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   16
Item 11.   Executive Compensation.......................................................   16
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   16
Item 13.   Certain Relationships and Related Transactions...............................   16

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   16

                                     PART I

                                  THE COMPANY

     The Company was formed in 1992 by Thomas H. Lee Company ("THL Co.") and senior management of the Company to purchase, through its wholly-owned subsidiary BRK Brands, Inc. ("BRK Brands"), substantially all of the assets and to assume substantially all of the liabilities of the BRK Electronics Division of Pittway Corporation ("Pittway") and to acquire from Pittway all of the capital stock of various foreign entities engaged in businesses related to Pittway's BRK Electronics Division (the "Predecessor Company"). The acquisition of the Predecessor Company by the Company (the "Acquisition") was consummated as of July 31, 1992. In connection with the Acquisition, Pittway received from the Company consideration of approximately $92.5 million, including Common Stock of the Company, then valued at $5.0 million, all of which was sold by Pittway Intellectual Property Corp. ("PIPCO") in the Company's initial public offering of Common Stock which was consummated on April 5, 1994.

                                    BUSINESS

ITEM 1.

     The Company, through its subsidiaries, is a leading manufacturer and marketer of a broad range of residential safety products, anchored by its leadership position in the United States residential smoke detector market. The Company's market position is supported by the strength of the First Alert(R) brand name, which the Company believes is the most widely recognized consumer brand in the home safety business. The Company has capitalized on the First Alert(R) brand name and its leading smoke detector market share to develop and market a broad range of residential safety products, including carbon monoxide detectors, fire extinguishers, rechargeable flashlights and lanterns, electronic and electromechanical timers, nightlights, fire safes and chests, radon gas detectors, fire escape ladders, child safety products and motion sensing lighting controls. This broad product line enables the Company to position itself with retailers and consumers as a residential safety products provider and to stimulate incremental sales by cross-marketing its various products. The Company's most significant addition to its product line is the First Alert(R) carbon monoxide detector which was introduced in September 1993. In response to the October 1, 1995 revisions to the Underwriters Laboratories Inc. ("UL") Safety Standard 2034, the Company introduced two new carbon monoxide detectors in August 1995. In 1996, the Company introduced a plug in carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present. The Company's carbon monoxide detectors are designed to detect and provide an early warning against potentially harmful concentrations of carbon monoxide in the home.

MARKET OVERVIEW

  United States Residential Safety Market

     Smoke Detectors. The U.S. market for smoke detectors has grown significantly over the last twenty years with growth fueled by a combination of increased public awareness of the value of smoke detectors and by state and local governments enacting legislation requiring the installation of smoke detectors and in some cases an increased number of smoke detectors per residence. Independent studies completed in late 1994 indicate that approximately 92% of households in the United States have one or more smoke detectors, up from approximately 10% in 1975. Although multiple smoke detectors can decrease the risk of death due to fire, the U.S. Consumer Product Safety Commission (the "CPSC") estimates that only 41% of U.S. households have more than one smoke detector and only 13% have three or more smoke detectors.

     The market for residential smoke detectors developed in the 1970s based on the effectiveness of smoke detectors as an early warning in the event of a fire. During this period, state and local governments enacted building codes requiring the installation of residential smoke detectors. In 1978, the National Fire Protection Association ("NFPA") recommended that a smoke detector be installed on every level of a residence. In June 1992, NFPA released results of a ten year study (1981-1990) which indicated that the death rate for individuals in a fire decreased by 42% in those areas where a smoke detector was present.

     The trend to increasingly stringent smoke detector requirements is continuing as more governmental entities adopt legislation and as legislation increasingly covers existing as well as new homes and mandates more smoke detectors per residence.

     Moreover, regional building associations which publish model codes for new and existing homes such as the Uniform Building Code, the National Building Code and the One and Two Family Dwelling Code, have enacted guidelines generally recommending that smoke detectors be installed in or near every sleeping room and/or on every level.

     Carbon Monoxide Detectors. Carbon monoxide detectors have not yet experienced the market penetration experienced by smoke detectors or fire extinguishers. Prior to 1994, consumer awareness of the dangers of carbon monoxide poisoning was low. Since 1994, several highly publicized incidents of deaths from carbon monoxide poisoning have heightened public awareness of the dangers of carbon monoxide. In addition, a small number of municipalities, including the City of Chicago, have passed carbon monoxide detector ordinances for residential usage.

     Carbon monoxide detectors have been subject to scrutiny, notably in Chicago, where in late 1994 public officials questioned the performance of carbon monoxide detectors, particularly the sensitivity of the First Alert(R) product to lower concentrations of carbon monoxide gas.

     Carbon monoxide is produced by the incomplete combustion of fuel. Any device which burns fuel, such as a stove, lamp, furnace, water heater, fireplace or space heater, is a potential source of harmful carbon monoxide. The CPSC has recommended that consumers purchase and install at least one carbon monoxide detector in every household, near the sleeping area.

     UL amended the standard for carbon monoxide detectors, all aspects of which were effective by October 1, 1995. In August 1995, the Company introduced two new carbon monoxide detectors, both of which complied with the new UL standard. In 1996, the Company introduced a plug in carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present.

     Fire Extinguishers. Over the last several years, fire extinguishers have also become a key element of residential safety for consumers. The Company is one of the leading participants in the United States retail fire extinguisher market. During 1996, the Company introduced a new line of fire extinguishers with a pressure gauge to be marketed under the SureGrip(TM) brand name. The Company believes that introduction of innovative new products and expanding into new markets will help to increase demand for fire extinguishers.

  International Residential Safety Markets

     The Company believes that in general the markets for residential smoke detectors outside the United States are in a much earlier stage of development than the United States market, and the level of development varies greatly from country to country. Market penetration is greatest in the United Kingdom and Canada, where the Company estimates approximately 77% and 94% of households, respectively, have at least one smoke detector. These penetration rates, however, are not necessarily reflective of the market for residential smoke detectors in other developed countries such as France, Germany and Japan. Currently, the Company estimates that the use of smoke detectors in these countries is generally less than 5%.

     In 1987, the well-publicized King's Cross London Underground Station fire stimulated consumer interest in residential fire safety products in the United Kingdom. In mid-1990, the United Kingdom became the first European Community country to adopt a residential smoke detector standard. In June 1992, building regulations in England and Wales enacted by the Department of the Environment and the Welsh office became effective requiring the placement of smoke detectors on every level of new dwellings. The Company believes that the implementation of these regulations, along with educational advertising by the government, fire departments, and manufacturers in the wake of the King's Cross fire, were the primary reasons for the increase in the number of U.K. households with smoke detectors from an estimated 13% in 1988 to an estimated 77% in 1996.

     The Company believes that adoption of building standards, together with promotion of consumer awareness of fire safety and the value of smoke detectors, will serve eventually to increase residential smoke detector usage throughout Europe. Since local political and cultural factors also affect the market acceptance of smoke detectors in these international markets, it is difficult to determine the extent or timing of their market acceptance.

     Management intends to focus its attention on selected developed countries and to stimulate and capitalize on increased international demand for residential safety-related products in those countries. A new management team was installed in Europe in 1995 and 1996 to assist the Company in implementing this strategy.

PRODUCTS

     Smoke Detectors. The Company's smoke detector product line for residential application, consisting of UL listed photoelectric and ionization smoke detectors, was launched in the late 1960s.

     The Company markets its smoke detectors under three principal brand names. The First Alert(R) brand name is the Company's advertised premium brand and is featured in media and public relations promotional campaigns. Through the First Alert(R) brand, the Company offers a full line of smoke detectors, featuring a variety of options such as a patented light-activated test feature, a unit specifically designed for the hearing impaired and the only UL Listed ten year smoke detector. The Company also offers its Family Gard(R) brand as a lower priced, basic function alternative for those consumers who are price sensitive, thereby affording retailers the opportunity to offer a full range of price-points through one supplier.

     The Company also offers a variety of smoke detectors under the BRK(R) brand name which it sells into the electrical wholesale market. Through this brand, the Company is able to offer its products to contractors who install the Company's products in new and remodeled homes.

     Carbon Monoxide Detectors. In September 1993, the Company introduced its first carbon monoxide detector in the United States under the First Alert(R) brand name. The Company introduced two new carbon monoxide detectors in August 1995, both designed to meet the October 1, 1995 revisions to UL Safety Standard 2034. One new carbon monoxide detector is an easy-to-install, nine-volt battery operated carbon monoxide detector with a two-stage alarm that provides early warnings at low levels of carbon monoxide and a full alarm at higher levels. This carbon monoxide detector incorporates a biomimetic sensor specially designed to replicate the human response to the presence of carbon monoxide in the blood stream and thus alert the user to possible dangerous levels of this colorless, odorless gas, the inhalation of which, in moderate quantities, can lead to flu-like symptoms and which, in excessive quantities, can lead to death. This sensor is contained in an easily removable unit which requires replacement, in general, every three years. The other new carbon monoxide detector uses a tin oxide technology. This model is calibrated at four levels, for long-term accuracy and reliability and it is easily installed on any standard electrical outlet. Audible and visual warning signals indicate both low and higher concentrations of carbon monoxide. In 1996, the Company introduced a plug in, tin oxide carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present, and a Family Gard(R) carbon monoxide detector with a biomimetic sensor.

     The Company believes that its carbon monoxide detectors have helped to create an important new consumer product category given the increasing consumer awareness of the dangers of accidental carbon monoxide inhalation, the ease of installation and the attractive retail price points of the Company's product. The CPSC has recommended that consumers purchase and install at least one carbon monoxide detector, near the sleeping area. Management estimates that less than 15% of all households in the United States are equipped with a carbon monoxide detector.

     Fire Extinguishers. The Company's disposable fire extinguisher product line was introduced in 1985 to complement its First Alert(R) brand smoke detectors and evidences the Company's commitment and ability to leverage the First Alert(R) brand name into other residential safety-related product categories. The Company currently markets a full range of fire extinguisher products for use by the consumer, including fire extinguishers for use in the kitchen, garage, workshop, automobile and boat. In 1996, the Company redesigned its fire extinguisher line to include a pressure gauge and be marketed under a new SureGrip(TM) brand name.

     Other Residential Products. The Company has extended its product line to create a broad category of safety-related products. The following products are marketed through the Company's existing distribution channels in conjunction with its smoke detectors, carbon monoxide detectors and fire extinguishers:

        - Fire escape ladders;

        - Fire security safes and chests;

        - Child safety products;

        - Rechargeable flashlights and lanterns;

        - Photoelectric nightlights;

        - Electronic and electromechanical timers which permit the automatic activation of lights and other electrical appliances;

        - Passive infrared motion sensors which facilitate the automatic operation of exterior and interior lighting; and

        - Radon and other gas detectors which alert the user to the presence of potentially harmful gases which either occur naturally or as a result of leakage.

     The following table sets forth the percentages of the Company's net sales for its product categories for the three years ended December 31:

                                                                1996      1995      1994
                                                                -----     -----     -----
        Fire Safety...........................................   58.3%     56.2%     50.1%
        Home Safety...........................................   35.5%     38.1%     44.1%
        Home Lighting Security................................    6.2%      5.7%      5.8%
                                                                -----     -----     -----
                                                                100.0%    100.0%    100.0%
                                                                =====     =====     =====

     The Fire Safety Product Category includes net sales of smoke detectors, fire extinguishers, fire escape ladders and fire security safes and chests.

     The Home Safety Product Category includes net sales of carbon monoxide detectors, rechargeable lights and lanterns, radon gas detectors and child safety products.

     The Home Lighting Security Product Category includes net sales of nightlights, timers and passive infrared motion-sensing home lighting controls.

PRODUCT DEVELOPMENT

     The Company directs its product development efforts towards extensions of its existing product categories with feature enhancements and the identification and development of new residential safety product categories. The Company conducts ongoing product identification and development activities spearheaded by its marketing staff. In certain circumstances, the Company engages third parties to provide or to assist in the development of specific products. In 1994, 1995 and 1996, the Company's research and development expenditures were approximately $1.6 million, $2.9 million and $3.1 million, respectively. To facilitate its product development efforts, the Company actively participates in fire research projects, including those sponsored by the NFPA and other residential safety-related projects.

     In addition to carbon monoxide detectors, First Alert(R) product introductions since 1993 include: (i) a smoke detector with a non-removable ten year battery; (ii) a line of electromechanical timers designed to complement its line of electronic timers; (iii) a line of passive infrared motion sensors; (iv) a smoke detector for the hearing impaired comprised of a strobe light and a smoke detector in one unit; (v) a compact fire extinguisher with the fire fighting rating of a larger unit; (vi) a line of fire security safes and chests;
(vii) fire escape ladders; (viii) a smoke detector with a battery that has a six year life; (ix) child safety products; and (x) new SureGrip(TM) gauged fire extinguishers.

CUSTOMERS AND CUSTOMER RELATIONS

     The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Home Depot, Lowe's, Builders Square, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1996, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 15% of the Company's net sales. The Company believes that its broad customer base reduces its dependence on sales to any single customer. In addition, the Company believes that the breadth of its product lines allows it to supply discounters, warehouse clubs and full service retail establishments.

     The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over fifty (50) countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets.

SALES ORGANIZATION

     The Company's sales organization consists of a domestic retail division, an electrical wholesale division and an international distribution division. The Company's domestic retail sales division directly supervises sales to selected national accounts and its five domestic retail regional sales managers supervise approximately 50 commissioned sales representatives who call on domestic retailers. The sales organization of the Company's electrical wholesale division is comprised of a national sales manager and three regional managers who supervise approximately 60 independent sales organizations which are responsible for providing wholesale distributors and electrical contractors with the Company's BRK(R) Electronics line of residential safety products. The Company distributes its products in the United Kingdom, Canada and Australia through sales organizations with local country managers and in all other international markets through approximately 50 distributors under the supervision of three international sales managers.

ADVERTISING AND PROMOTION

     The Company promotes its products primarily through cooperative trade, television, print and radio advertising. In 1996 and 1995, the Company spent approximately $22.9 million and $33.3 million, respectively, for advertising. The Company's principal 1996 promotions related to a national advertising campaign aimed at promoting multiple usage of smoke detectors.

     The Company supplements product advertising with public service campaigns aimed at increasing residential safety awareness. These educational programs are not limited to the dangers of fire and carbon monoxide, but also emphasize the proper maintenance of the respective detectors. In this regard, the Company associates itself with school, community, and national safety awareness programs in order to stimulate consumer demand for safety-related consumer products. For example, the Company's fire safety video, "Plan to Get Out Alive," which was created with the assistance of the United States Fire Administration and in conjunction with the New York affiliate of CBS News and McDonald's Corporation, is used worldwide by fire officials and educators to teach people about the dangers of fire and the benefits of meaningful precautions. "Project Get Alarmed," developed in conjunction with the National SAFE KIDS Campaign and the Company's "Junior Fire Inspector Program" bring the same fire safety education message to children, the most frequent victims of home fires. The Company periodically issues the HomeSafe & Sound Guide, created in conjunction with Meredith Publications, publisher of Ladies Home Journal and Better Homes and Gardens. The Guide, which is offered to consumers who buy the Company's products, includes articles, ads and special offers which motivate readers to make their homes safe. In addition, in recent years, insurance companies have become active in public service campaigns which encourage the use and proper maintenance of smoke detectors, and a major battery manufacturer has promoted its products by reminding customers to replace smoke detector batteries at the end of each annual daylight savings time period.

GOVERNMENT REGULATION AND LITIGATION

     The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and is cooperating with the CPSC in its investigation. Although the Company believes that the CPSC investigation into smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations, this investigation has not been formally closed and there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidents of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Company to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations. The Company believes that it has complied in all material respects with all such laws and regulations.

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

     The Company is subject to various claims brought against it for alleged non-performance of its products. The Company maintains product liability insurance and aggressively defends itself against all such claims. The Company's insurance coverage and the insurance coverage maintained by Pittway on behalf of the Predecessor Company is on an occurrence basis covering losses attributable to injury to person or property during the policy period. Under the terms of the purchase agreement relating to the Acquisition, the Company is required to indemnify Pittway to the extent that Pittway's available insurance for claims made after the Acquisition relating to occurrences prior to the Acquisition is insufficient to satisfy such claims. The Company believes that Pittway's insurance coverage in effect for periods prior to the Acquisition is no less favorable in the aggregate than the insurance maintained by the Company since the Acquisition; however Pittway's insurance coverage also covers the business of Pittway unrelated to the Predecessor Company and claims asserted prior to the Acquisition.

COMPETITION

     The Company believes that it competes on the basis of its ability to provide a reasonably priced broad range of high quality residential safety products. The Company's competition is fragmented across its product lines and, accordingly, the Company does not compete with any one company across all product lines. Although the Company is the leading manufacturer and marketer of smoke detectors, the residential safety industry is highly competitive and includes numerous domestic and foreign participants, some of whom are substantially larger and have greater financial and other resources than the Company. In addition, the Company's products compete to some extent with higher priced AC powered residential security systems. To the extent that the installation and maintenance expenses associated with such systems decline, the Company may experience increased competition for its products from manufacturers and marketers who traditionally have not competed with the Company.

TRADEMARKS AND PATENTS

     The First Alert(R) trademark is owned by the First Alert Trust in which the Company has a 75% beneficial interest. The Company entered into a license agreement with the First Alert Trust and Pittway which permits the Company in perpetuity and on an exclusive, royalty-free basis, to manufacture and market under the First Alert(R) brand name any products other than products which are designed to be monitored by an alarm or building control system or to work in conjunction with a communications panel or other building control system ("Professional Products"). PIPCO owns the remaining 25% beneficial interest in the First Alert Trust and Pittway is a party to such license agreement with the First Alert Trust under which it has, in perpetuity, an exclusive, royalty free license to manufacture and market Professional Products under the First Alert Professional(R) and First Alert Professional Security System(R) brand names. Either Pittway or the Company may terminate their further obligations and rights under the license by providing notice to the other party.

     The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including BRK(R) and Family Gard(R). The Company also owns a number of patents related to the design and manufacture of its products.

     In 1993, the Company entered into a seventeen year license agreement (the "Quantum Agreement"), cancelable by either party after seven years, with Quantum Group, Inc. ("Quantum") pursuant to which the Company obtained an exclusive license to use and sell, in the United States, the patented biomimetic sensor component of its carbon monoxide detector product in all markets other than the United States original equipment manufacturer ("OEM") recreational vehicle market. Pursuant to this agreement, the Company must pay Quantum a royalty based upon a percentage of the Company's net sales attributable to the products which contain the biomimetic sensor component licensed by Quantum. In addition, the Company obtained and subsequently exercised an option to obtain similar licenses covering all other international markets, except Japan. In April 1995, the Company and Quantum amended the Quantum Agreement to (i) permit the Company to offer products with sensors other than Quantum sensors, subject to the Company ordering certain minimum quantities of Quantum sensors during 1995 and 1996 which orders would only be required if the detector incorporating such sensors received a listing from UL by October 31, 1995, the date on which the amendment to U.L. Safety Standard 2034, related to certain performance characteristics of the detector, became effective (such listing was obtained); (ii) obligate the Company to pay a royalty on all of its sales during 1995 and 1996 of detectors containing non-Quantum sensors; (iii) make the license granted to the Company under the original Quantum Agreement nonexclusive and permit Quantum to sell its sensors to other parties, both effective January 1, 1997; and (iv) obligate Quantum to continue to supply replacement sensors to the Company.

     The Company aggressively seeks to protect its intellectual property, such as trademarks, patents, product designs, manufacturing processes and new product research and concepts. These rights are protected through the acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets, the development of trade dress and, when necessary and appropriate, litigation against those who, in the Company's opinion, are competing unfairly with the Company. The Company also maintains stringent procedures to maintain the secrecy of its confidential business information. These procedures include the establishment of "need to know" criteria for the dissemination of certain information and the use of written confidentiality agreements in cases where the sharing of proprietary information with third parties is necessary.

     The Company has received from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. To date, licenses generally have been available to the Company where third-party technology was necessary or useful for development or manufacture of the Company's products. In the future, however, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology. If the Company is unable to obtain licenses of third-party technology, it could be prohibited from manufacturing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the intellectual property rights of others, the Company could be required to pay damages to the infringed party.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, seasonality and quarter to quarter variability in net sales and operating income. These seasonal trends resulted in 59% and 60% of its net sales being generated in the last six months of its fiscal year in 1996 and 1995, respectively.

RELIANCE UPON CENTRALIZED MANUFACTURING FACILITIES; INTERRUPTION OF OPERATIONS

     All of the Company's manufacturing occurs at its two facilities in Juarez, Mexico, except fire extinguisher manufacturing which occurs at one of the Company's Aurora, Illinois facilities. The Company's manufacturing operations utilize certain custom designed equipment which, if damaged or otherwise rendered inoperable, could result in the disruption of the Company's manufacturing operations. Although the Company maintains business interruption insurance in amounts deemed adequate by management, any extended interruption of the operations at any of these facilities would have a material adverse effect on the Company's financial condition or results of operations. At the present time, management cannot evaluate the effect, if any, on the Company that may result from any negative developments in the Mexican economy.

     Information regarding the sources and availability of components used in the Company's products is incorporated herein by reference from Note 1 on page 17 of the Company's 1996 Annual Report to Stockholders.

EMPLOYEES

     As of December 31, 1996, the Company had 2,125 full-time employees, 249 of whom worked in Aurora, Illinois, 1,811 of whom worked in Juarez, Mexico/El Paso, Texas and 65 of whom worked in other locations. Approximately 95 employees are represented by the International Brotherhood of Electrical Workers, Local 134 ("IBEW"), and work under a three-year labor contract which expires on April 30, 1998. The Company believes its relations with the IBEW and its members are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Information regarding foreign operations is incorporated herein by reference from Note 15 on page 23 of the Company's 1996 Annual Report to Stockholders.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position with the Company of each person who is an executive officer of the Company:

              NAME                 AGE                     POSITION
              ----                 ---                     --------
Malcolm Candlish.................  61    Chairman of the Board
B. Joseph Messner................  44    President and Chief Executive Officer
William K. Brouse................  48    Vice President -Sales
Mark A. Devine...................  39    Vice President - Engineering
Michael A. Rohl..................  37    Vice President and Chief Financial Officer

---------------

     MALCOLM CANDLISH joined the Company as a director in August 1992 and was elected Chairman of the Board in October 1992 and Chief Executive Officer in December 1992. Mr. Candlish served as Chief Executive Officer until September 18,1996. He also served as President of the Company from April 1,1996 to September 18,1996. Prior to his employment with the Company, Mr. Candlish was Chairman, Chief Executive Officer and President of Sealy, Inc., a bedding manufacturer, from 1989 until October 1992. From 1983 until 1989, Mr. Candlish was employed with Beatrice Companies, a conglomerate, as President and Chief Executive Officer of Samsonite Luggage Company, a luggage manufacturer, and, from 1977 until 1983, Mr. Candlish was employed by the Wilson Sporting Goods subsidiary of PepsiCo, Inc. in various executive positions. Mr. Candlish also serves as a director of AmerUs Life Insurance Company and The Black & Decker Corporation.

     B. JOSEPH MESSNER joined the Company as President, Chief Executive Officer and a director on September 18, 1996. Prior to his employment with the Company, Mr. Messner served as President of Bushnell Corporation, formerly the Sports Optics Division of Bausch & Lomb, Inc., from 1989 to November 1995. In the period from 1981 through 1989, he held other positions with Bausch & Lomb, Inc., including Vice President and Controller of the Eyewear Division and Corporate Director of Finance. Mr. Messner also serves as a director of Totes, Inc.

     WILLIAM K. BROUSE began his employment with the Predecessor Company in 1984 as Director -- Special Markets. Mr. Brouse has served the Predecessor Company as well as the Company in a variety of capacities since that time. In June 1993, Mr. Brouse was appointed Vice President -- Sales.

     MARK A. DEVINE began his employment with the Predecessor Company in 1982 as an electrical engineer. Mr. Devine served as Manager of Quality Control from 1987 until June 1994 when Mr. Devine was named Plant Manager of Fire Extinguisher Operations. In December 1996, Mr. Devine was appointed Vice President-Engineering.

     MICHAEL A. ROHL began his employment with the Company in October 1993 as Corporate Controller. In May 1996, Mr. Rohl was appointed Vice President and Chief Financial Officer of the Company. Prior to joining the Company from September 1992 to October 1993, Mr. Rohl served as Senior Manager, Finance for Motorola Nortel Communications and prior to that as a Senior Audit Manager with Deloitte & Touche.

ITEM 2.  PROPERTIES

     The Company's principal manufacturing facilities are located in Juarez, Mexico. These facilities comprise a 144,000 square foot owned manufacturing plant at which smoke detectors, rechargeable flashlights and lanterns, passive infrared motion sensors, nightlights, rechargeable lead-acid batteries and plastic injection molded parts are produced and an adjacent 109,000 square foot leased manufacturing plant at which carbon monoxide detectors and fire security chests are produced.

     In June 1995, the Company commenced occupancy of 60,000 square feet of office space for a fifteen-year period, pursuant to a lease of a building in Aurora, Illinois, which serves as the Company's principal executive offices. The Company sold its 225,000 square foot combined office, plant and warehouse located in Aurora, Illinois in June 1995. In September 1995, the Company commenced occupancy of a building of approximately 176,000 square feet in Aurora, Illinois, pursuant to a lease for a ten year period plus two five-year renewal options, serving as its finished goods warehouse and fire extinguisher manufacturing facility. The Company currently leases its distribution facilities in El Paso, Texas (90,000 square feet), Rexdale, Ontario (13,200 square feet), Newbury, England (14,000 square feet) and Parramatta, Australia (10,200 square feet). The Company believes that its properties, owned and leased, are and will be adequate to meet its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1994, the Company and certain of its officers and directors were named as defendants in four purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs in these actions, pursuant to a Court order, filed a consolidated and amended complaint resulting in the consolidation of the four actions. The consolidated case is entitled Gilbert et al. vs. First Alert, Inc. et al. ("Gilbert"). The amended complaint sought compensatory damages, costs and attorneys' fees on behalf of the purchasers of the Company's Common Stock during the period from October 12, 1994, through November 10, 1994. By order, dated August 21, 1995, the Court certified the class. Subsequently, the plaintiffs' motion to amend the complaint to expand the class period to September 20, 1994, through December 7, 1994, was granted and a second consolidated and amended complaint was filed on January 16, 1996. The new class was certified by the Court. The complaint alleges generally that the Company and other defendants disseminated false and misleading information to the investing public regarding the First Alert(R) Carbon Monoxide Detector in connection with an anticipated secondary public offering of the Company's Common Stock in late 1994 in violation of various provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Registration Statement with respect to the proposed secondary public offering was declared effective by the Securities and Exchange Commission on November 9, 1994, but was subsequently withdrawn by the Company at the request of the selling stockholders. The public offering was solely to facilitate the sale of shares by certain selling stockholders and the Company would not have received any proceeds therefrom.

     The Company vigorously contested all claims and denied liability. Nevertheless, to avoid further expense and the burdens of litigation, in November 1996, the Company agreed to a tentative settlement of the consolidated class actions. An executed settlement agreement was filed with the Court on February 11, 1997, and the Court entered an order on February 25, 1997, giving preliminary approval to the settlement.

     Pursuant to the Court's February 25, 1997, order, members of the class have until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wish to receive a share of the settlement amount. The Court will hold a hearing on June 20, 1997, at which the fairness of the settlement will be considered and the Court will determine whether to give final approval.

     Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3 million (including attorneys' fees and costs for class counsel) to be paid out in settlement. The effect of the Gilbert complaint did not have a material effect on the Company's financial results for any period and adequate reserves exist at December 31, 1996, for the Company's share of the settlement amount.

     A purported class action entitled Betley et al. vs. First Alert, Inc. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995, against the Company alleging common law fraud, breach of warranties and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector ("Model FACO") design and the manner in which the detector was marketed. The Company does not believe the plaintiffs claim any personal injuries or property damage, nor do they claim their detectors failed to detect dangerous levels of carbon monoxide. Instead they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they say is a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims the product met Underwriter Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. They seek a refund of their purchase price, other out-of-pocket expenses, punitive damages and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

     In February 1997, the Company and its wholly-owned subsidiary, BRK Brands were named as defendants in a purported class action lawsuit entitled Houlihan et al. vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states' consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiffs claim any personal injuries or property damage, nor do they claim specifically that their detectors failed to detect dangerous levels of carbon monoxide. Rather, they seek "rescissionary damages" and attorneys' fees. The Company is still evaluating this lawsuit but believes it to be without merit and, thus, the Company will vigorously defend the case.

     In addition to the Gilbert, Betley and Houlihan actions, the Company and its subsidiaries, including BRK Brands, Inc., are parties to various product liability and other types of lawsuits and are from time to time subject to investigations by various governmental agencies, including investigations regarding environmental matters. Although the ultimate liabilities, if any, arising out of the Gilbert, Betley, Houlihan and other pending legal actions or investigations cannot presently be determined, based on its past experience and assessment of such matters, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Nasdaq National Market is the principal market in which the Company's Common Stock is traded under the symbol "ALRT." The quarterly market prices included in Note 17 on page 23 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

     At March 18, 1997, there were 417 stockholders of record of the Company's Common Stock. This number does not include beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has neither declared nor paid cash dividends on its Common Stock during 1996 or 1995. The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. In addition, the current credit facility (the "Credit Facility") of the Company's subsidiary, BRK Brands, Inc. ("BRK Brands"), limits BRK Brands' ability to pay dividends on its Common Stock, during any period of four consecutive fiscal quarters, to 50% of BRK Brands' net income for such period. In March 1997, the Company signed a commitment letter relating to a new $80.0 million senior secured revolving credit facility (the "New Credit Facility"). The New Credit Facility also contains covenants restricting dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five-Year "Summary of Selected Consolidated/Combined Financial Data" on page 9 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 12 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference. The discussion therein contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in those forward-looking statements as a result of certain factors set forth below.

  CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual financial condition or results and could cause the Company's actual financial condition or results to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause the Company's actual financial condition or results to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results.

  DEPENDENCE ON KEY SUPPLIERS

     Information regarding the dependence upon key suppliers for certain components used in the Company's products is incorporated herein by reference from Note 1 on page 17 of the Company's 1996 Annual Report to Stockholders.

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

     The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, price reductions by the Company or its competitors, mix of distribution channels through which products are sold, level of product returns, mix of products sold, component pricing, mix of international and United States revenues, and general economic conditions. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations or financial condition. As a result, the

Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

  DEPENDENCE ON TIMELY PRODUCT INTRODUCTION

     The Company's ability to remain competitive in the home safety product market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products, such as its carbon monoxide detector, will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

     The future introduction of new products may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

  DEPENDENCE ON MAJOR RETAIL CUSTOMERS

     The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Home Depot, Lowe's Builders Square, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1996, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 15% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad, due for example to their financial weakness or bankruptcy, could have a material adverse effect on the Company's financial condition or results of operations.

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

  RELIANCE UPON CENTRALIZED MANUFACTURING FACILITIES; INTERRUPTION OF OPERATIONS

     All of the Company's manufacturing occurs at its two facilities in Juarez, Mexico, except fire extinguisher manufacturing which occurs at one of the Company's Aurora, Illinois facilities. The Company's manufacturing operations utilize certain custom designed equipment which, if damaged or otherwise rendered inoperable, could result in the disruption of the Company's manufacturing operations. Although the Company maintains business interruption insurance in amounts deemed adequate by management, any extended interruption of the operations at any of these facilities could have a material adverse effect on the Company's financial condition or results of operations.

  GOVERNMENT REGULATION; POTENTIAL PRODUCT RECALLS; ALLEGED NUISANCE DETECTORS

     The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and is cooperating with the CPSC in its investigation. Although the Company believes that the CPSC investigation into smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations, this investigation has not been formally closed and there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidents of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Company to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations. The Company believes that it has complied in all material respects with all such laws and regulations.

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

     The Company is subject to various claims brought against it for alleged non-performance of its products. The Company maintains product liability insurance and aggressively defends itself against all such claims. The Company's insurance coverage and the insurance coverage maintained by Pittway on behalf of the Predecessor Company is on an occurrence basis covering losses attributable to injury to person or property during the policy period. Under the terms of the purchase agreement relating to the Acquisition, the Company is required to indemnify Pittway to the extent that Pittway's available insurance for claims made after the Acquisition relating to occurrences prior to the Acquisition is insufficient to satisfy such claims. The Company believes that Pittway's insurance coverage in effect for periods prior to the Acquisition is no less favorable in the aggregate than the insurance maintained by the Company since the Acquisition; however Pittway's insurance coverage also covers the business of Pittway unrelated to the Predecessor Company and claims asserted prior to the Acquisition.

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

  GENERAL ECONOMIC CONDITIONS AND LIQUIDITY

     General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, whether or not under the Company's existing or committed credit facilities, such conditions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability and variations in the protection of intellectual property rights. In addition, limitations on foreign investments and restrictions on the ability to convert currency are risks in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, could have a material adverse effect on the Company's international operations, and consequently on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included on pages 13 through 23 of the 1996 Annual Report to Stockholders, together with the "Report of Independent Accountants" on page 24 of the 1996 Annual Report to Stockholders and the unaudited supplementary data that are included in Note 17-Quarterly Results on page 23 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Election of Directors" and "Information Concerning the Board of Directors" found in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 7, 1997, is incorporated herein by reference. See Item 1, "Executive Officers" for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the information under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the captions "Principal Holders of Voting Securities" and "Security Ownership of Directors and Officers" contained in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 7, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 7, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of First Alert, Inc. included in the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference in Item 8 of Part II of this report.

          Consolidated Balance Sheet -- December 31, 1996 and 1995 on page 13 of the 1996 Annual Report to Stockholders

          Consolidated Statement of Operations -- years ended December 31, 1996, 1995 and 1994 on page 14 of the 1996 Annual Report to Stockholders

          Consolidated Statement of Cash Flows -- years ended December 31, 1996, 1995 and 1994 on page 15 of the 1996 Annual Report to Stockholders

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994 on page 16 of the 1996 Annual Report to Stockholders

          Notes to the Consolidated Financial Statements on pages 17 through 23 of the 1996 Annual Report to Stockholders

          Report of Independent Accountants on page 24 of the 1996 Annual Report to Stockholders

(2) FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule is filed with this report:

          Schedule II -- Valuation and Qualifying Accounts

     The Report of Independent Accountants on Financial Statement Schedule appears on page 22 of this report. All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) EXHIBITS

     The following is a list of exhibits filed as part of the Form 10-K.

  EXHIBIT NO.                                         TITLE
  -----------                                         -----
       2.1       Amended and Restated Asset Purchase Agreement, dated as of July 31, 1992, with
                 Pittway (incorporated by reference to Exhibit 2.1 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

       3.1       Certificate of Incorporation of the Company (incorporated by reference to
                 Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-75132),
                 as filed on February 9, 1994, as amended)

       3.2       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

       3.3       By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

       3.4       Amended and Restated By-Laws of the Company (incorporated by reference to
                 Exhibit 3.4 to the Company's Registration Statement on Form S-1 (No. 33-75132),
                 as filed on February 9, 1994, as amended)

       4.1       Specimen Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
                 (No. 33-75132), as filed on February 9, 1994, as amended)

      10.1       Note and Stock Purchase Agreement, dated July 31, 1992 among BRK Brands, the
                 Company and the ML-Lee Acquisition Funds (incorporated by reference to Exhibit
                 10.1 to the Company's Registration Statement on Form S-1 (No. 33-75132), as
                 filed on February 9, 1994, as amended)

      10.2       Holding Company Guaranty, dated July 31, 1992, by the Company in favor of the
                 ML-Lee Acquisition Funds (incorporated by reference to Exhibit 10.2 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

      10.3       OEM Agreement, dated March 31, 1992, between Nittan Company Ltd. and BRK Brands
                 (incorporated by reference to Exhibit 10.21 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

      10.4       NDC and BRK Distribution Agreement, dated December 22, 1993, between BRK Brands and Nippon Dry Chemical Co. (incorporated by reference to Exhibit 10.22 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

      10.5       Distribution Agreement, dated July 31, 1992, between Pittway Australia Pty. Ltd and BRK Brands (incorporated by reference to Exhibit 10.23 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

      10.6       Distribution Agreement, dated July 31, 1992, between the System Sensor Division of Pittway and BRK Brands (incorporated by reference to Exhibit 10.24 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

      10.7       License and Distribution Agreement, dated March 19, 1993, between Quantum
                 Group, Inc. and BRK Brands (incorporated by reference to Exhibit 10.25 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

      10.8       Data Processing Services and Data File Conversion Agreement, dated July
                 31,1992, between BRK Brands and the System Sensor Division of Pittway
                 (incorporated by reference to Exhibit 10.26 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

      10.9       Technology and Know-How License Agreement, dated July 31, 1992, between Pittway and BRK Brands (incorporated by reference to Exhibit 10.27 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

  EXHIBIT NO.                                         TITLE
  -----------                                          ----
     10.10       Manufacturing, Testing and Miscellaneous Services Agreement, dated July 31,
                 1992, between BRK Brands, Pittway and Electronica BRK de Mexico, S.A. de C.V.
                 (incorporated by reference to Exhibit 10.28 to the Company's Registration
                 Statement on Form S-1 (No. 33- 75132), as filed on February 9, 1994, as amended)

     10.11       U.S. Patent Assignment, dated July 31, 1992, between Pittway and BRK Brands
                 (incorporated by reference to Exhibit 10.29 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.12       Foreign Patent Assignment, dated July 31, 1992, between Pittway and BRK Brands
                 (incorporated by reference to Exhibit 10.30 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.13       U.S. Trademark Assignment, dated July 31, 1992, between Pittway and BRK Brands
                 (incorporated by reference to Exhibit 10.31 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.14       Foreign Trademark Assignment, dated July 31, 1992, between Pittway and BRK
                 Brands (incorporated by reference to Exhibit 10.32 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.15       Copyright Assignment, dated July 31, 1992, between Pittway and BRK Brands
                 (incorporated by reference to Exhibit 10.33 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.16       Trademarks, Technology and Know-How License Agreement, dated July 31, 1992, by and among the First Alert Trust, BRK Brands and Pittway (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1
                 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.17       Management Stock Subscription Agreement, dated July 31, 1992 (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1
                 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.18       Equity Investor Stock Subscription Agreement, dated July 31, 1992 (incorporated by reference to Exhibit10.36 to the Company's Registration Statement on Form
                 S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.19       Management IRA Stock Subscription Agreement, dated July 31, 1992 (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form
                 S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.20       Stock Subscription Agreement, dated October 31, 1992 (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

     10.21       Shareholders' Agreement, dated October 31, 1992 (incorporated by reference to
                 Exhibit 10.39 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

     10.22       Registration Rights Agreement, dated July 31, 1992 (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

     10.23       1992 Time Accelerated Restricted Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

     10.24       1994 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

     10.25       1994 Management Incentive Bonus Program (incorporated by reference to Exhibit
                 10.43 to the Company's Registration Statement on Form S-1 (No. 33-75132), as
                 filed on February 9, 1994, as amended)

  EXHIBIT NO.                                         TITLE
  -----------                                         -----
     10.26       Lease Agreement, dated January 15, 1985, among William J. Strong, Albert
                 Emerich, and Achin Wolf, The Old Second National Bank of Aurora as Trustee
                 under Trust #1887 and BRK Brands (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

     10.27       Lease Agreement, dated December 1986, between Louis Kennedy and BRK Brands, as assigned to The Lincoln National Insurance Company (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (No.
                 33-75132), as filed on February 9, 1994, as amended)

     10.28       First Amendment to Lease Agreement, dated October 28, 1987, between Louis
                 Kennedy and BRK Brands (incorporated by reference to Exhibit 10.47 to the
                 Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

     10.29       Collective Bargaining Agreement between BRK Brands and Local Union No.
                 134,International Brotherhood of Electrical Workers, AFL-CIO from May 1, 1992 to April 30, 1995 (incorporated by reference to Exhibit 10.48 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.30       Amended and Restated Executive Employment and Non-Competition Agreement, dated
                 November 25, 1992, between BRK Brands and Gerald Carrino (incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1
                 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.31       Amended and Restated Executive Employment and Non-Competition Agreement, dated
                 November 25, 1992, between BRK Brands and Gary L. Lederer (incorporated by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1
                 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.32       Termination Benefits Agreement, dated July 31, 1992, between BRK Brands and
                 Richard F. Timmons (incorporated by reference to Exhibit 10.51 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.33       Termination Benefits Agreement, dated July 31, 1992, between BRK Brands and
                 William K. Brouse (incorporated by reference to Exhibit 10.52 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.34       Termination Benefits Agreement, dated July 31, 1992, between BRK Brands and
                 Andrew J. Saarnio (incorporated by reference to Exhibit 10.53 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.35       Termination Benefits Agreement, dated July 31, 1992, between BRK Brands and
                 Gerard Seyler (incorporated by reference to Exhibit 10.54 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended).

     10.36       Management Agreement, dated July 31, 1992, among THL Co., the Company and BRK
                 Brands (incorporated by reference to Exhibit 10.55 to the Company's
                 Registration Statement on Form S-1 (No. 33-75132), as filed on February 9,
                 1994, as amended)

     10.37       Form of Credit Agreement, among BRK Brands, the Lenders parties thereto and The
                 First National Bank of Chicago (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on Form S-1 (No. 33-75132), as filed on
                 February 9, 1994, as amended)

     10.38       Form of Guaranty by the Company to and in favor of each of the Lenders parties thereto, the LC Issuer and the Agent party thereto, to the Credit Agreement
                 (incorporated by reference to Exhibit 10.57 to the Company's Registration
                 Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)

     10.39       Trust Agreement, dated as of July 31, 1992, by and between Pittway and
                 Continental Bank, National Association (incorporated by reference to Exhibit
                 10.58 to the Company's Registration Statement on Form S-1 (No. 33-75132), as
                 filed on February 9, 1994, as amended)

  EXHIBIT NO.                                         TITLE
  -----------    -------------------------------------------------------------------------------
     10.40       Lease, dated September 7, 1994, by and between the Company and American
                 National Bank and Trust Company of Chicago, not personally but as Trustee under
                 Trust Agreement, dated August 3, 1994 and known as Trust No. 118625-05
                 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on
                 Form 10-K, as filed on March 30, 1995)
     10.41       Amendment to License and Distribution Agreement between Quantum Group, Inc. and
                 BRK Brands, effective April 11, 1995. (incorporated by reference to Exhibit
                 10.62 to the Company's Annual Report on Form 10-K, as filed on March 29, 1996)
     10.42       First Alert, Inc. Nonqualified Stock Option Plan for Non-Employee Directors
                 (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on
                 Form 10-K, as filed on March 29, 1996)
     10.43       Standard Industrial Lease Agreement by and between The Lincoln National Life
                 Insurance Company and BRK Brands for 25A Spur Drive, El Paso, Texas, effective as of March 15, 1996 (incorporated by reference to Exhibit 10.64 to the
                 Company's Annual Report on Form 10-K, as filed on March 29, 1996)
     10.44       First Amendment to Building Lease between American National Bank and Trust
                 Company of Chicago and BRK Brands for 3901 Liberty Street Road, Aurora,
                 Illinois, effective as of March 15, 1995 (incorporated by reference to Exhibit
                 10.65 to the Company's Annual Report on Form 10-K, as filed on March 29, 1996)
     10.45       Industrial Building Lease between American National Bank and Trust Company of
                 Chicago and BRK Brands for 3920 Enterprise Court, Aurora, Illinois, effective as of April 3, 1995 and First Amendment thereto effective as of October 31,
                 1995 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K, as filed on March 29, 1996)
     10.46       Employment Agreement, dated as of September 18, 1996, between the Company and
                 B. Joseph Messner (filed herewith)
     10.47       Termination Benefits Agreement, dated July 5, 1995, between BRK Brands and
                 Michael A. Rohl (filed herewith)
     10.48       Termination Benefits Agreement, dated April 24, 1996, between BRK Brands and
                 Fred W. Higgenbottom (filed herewith)
     10.49       1995 Management Incentive Bonus Program (filed herewith)
     10.50       1996 Management Incentive Bonus Program (filed herewith)
      11.1       Statement re: computation of per share earnings (filed herewith)
      13.1       1996 Annual Report to Stockholders (filed herewith)
      21.1       List of Subsidiaries (incorporated by reference to Exhibit 22.1 to the
                 Company's Annual Report on Form 10-K, as filed on March 30, 1995)
      24.0       Consent of Price Waterhouse LLP (filed herewith)
      27.0       Financial Data Schedule (filed herewith)

---------------

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                                            FIRST ALERT, INC.

                                                    /s/ B. JOSEPH MESSNER
                                            By: ................................
                                               B. JOSEPH MESSNER
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
                ---------                               -----                      ----

          /s/ B. JOSEPH MESSNER             President, Chief Executive         March 31, 1997
 ........................................   Officer and Director
            B. JOSEPH MESSNER               (Principal Executive Officer)

           /s/ MICHAEL A. ROHL              Vice President and Chief           March 31, 1997
 ........................................   Financial Officer (Principal
             MICHAEL A. ROHL                Financial and Accounting
                                            Officer)

           /s/ MALCOLM CANDLISH             Chairman of the Board              March 31, 1997
 ........................................
             MALCOLM CANDLISH

            /s/ JOHN R. ALBERS              Director                           March 31, 1997
 ........................................
              JOHN R. ALBERS

          /s/ ANTHONY J. DINOVI             Director                           March 31, 1997
 ........................................
            ANTHONY J. DINOVI

           /s/ DAVID V. HARKINS             Director                           March 31, 1997
 ........................................
             DAVID V. HARKINS

           /s/ SCOTT A. SCHOEN              Director                           March 31, 1997
 ........................................
             SCOTT A. SCHOEN

            /s/ PETER M. WOOD               Director                           March 31, 1997
 ........................................
              PETER M. WOOD

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of First Alert, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 21, 1997 appearing on page 24 of the 1996 Annual Report to Stockholders of First Alert, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Chicago, Illinois,
March 21, 1997

                                                                     SCHEDULE II

                       FIRST ALERT INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

                                                   BALANCE AT                                    BALANCE
                                                   BEGINNING      CHARGES TO                    AT CLOSE
                  DESCRIPTIONS                     OF PERIOD       EXPENSE       DEDUCTIONS     OF PERIOD
                  ------------                     ----------     ----------     ----------     ---------
Year Ended December 31, 1996
     Allowance for Doubtful Accounts.............    $3,342         $1,252        $   (774)      $ 3,820
     Inventory Reserve...........................     5,118          4,685          (5,297)      $ 4,506

Year Ended December 31, 1995
     Allowance for Doubtful Accounts.............    $2,600         $  861        $   (119)      $ 3,342
     Inventory Reserve...........................     2,000          3,803            (685)        5,118

Year Ended December 31, 1994
     Allowance for Doubtful Accounts.............    $1,265         $2,339        $ (1,004)      $ 2,600
     Inventory Reserve...........................     1,098          3,083          (2,181)        2,000

                                                                    EXHIBIT 11.1

                       FIRST ALERT, INC. AND SUBSIDIARIES

         CALCULATION OF SHARES USED IN DETERMINING NET INCOME PER SHARE

                                                         YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            1996             1995             1994
                                                        ------------     ------------     ------------
Weighted average common shares outstanding............   24,118,854       24,043,116       22,619,424
Weighted average common share equivalents outstanding
  during the period computed in accordance with the
  treasury stock method period computed in accordance
  with the treasury stock method......................      440,496          788,269          981,240
                                                         ----------       ----------       ----------
Total weighted average shares outstanding.............   24,559,350       24,831,385       23,600,664
                                                         ==========       ==========       ==========