Form 10-Q
period 1997-03-30
FIRST ALERT INC
filed 1997-05-13
CIK 918960

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 30, 1997    COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  DELAWARE                                 04-3157075
---------------------------------------------  -----------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION  (IRS EMPLOYER IDENTIFICATION NUMBER)
              OR ORGANIZATION)

               3901 LIBERTY STREET ROAD, AURORA, ILLINOIS   60504
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

YES  X    NO
   -----    -----

AT MAY 12, 1997, THERE WERE 24,183,116 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK ($0.01 PAR VALUE).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES: 23

                               FIRST ALERT, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 1997


                                     INDEX


PART I.       FINANCIAL INFORMATION                                       PAGE


     ITEM 1.      FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS AS OF
                    MARCH 30, 1997 (UNAUDITED) AND
                    DECEMBER 31, 1996                                       3

                   CONSOLIDATED STATEMENT OF OPERATIONS
                    AND RETAINED EARNINGS (UNAUDITED)
                    FOR THE THREE MONTH PERIODS ENDED
                    MARCH 30, 1997 AND MARCH 31, 1996                       4

                   CONSOLIDATED STATEMENT OF CASH
                    FLOWS (UNAUDITED) FOR THE THREE MONTH
                    PERIODS ENDED MARCH 30, 1997 AND MARCH 31, 1996         5

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS           6


     ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     13


PART II.     OTHER INFORMATION

     ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                       22
     ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                      22


SIGNATURES                                                                 23

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             March 30,       December 31,
                                                               1997              1996
                                                             ---------       -----------
                                                            (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                   $   8,845          $   6,846
Accounts receivable, less
  allowance for doubtful accounts of
  $3,850 ($3,820 at December 31, 1996)                         29,260             40,617
Income tax receivable                                           9,645              8,503
Inventories (Note 3)                                           49,421             58,222
Deferred taxes                                                 10,510             10,510
Other assets                                                    3,365              3,249
                                                            ---------          ---------
Total current assets                                          111,046            127,947

Property, plant and equipment, net of
  accumulated depreciation of $24,105
  ($22,763 at December 31, 1996)                               29,167             29,803

Other Assets:
  Goodwill, net of accumulated
    amortization of $2,975 ($2,815 at December 31, 1996)       22,524             22,683
  Other intangibles, net of accumulated amortization
    of $3,072 ($2,905 at December 31, 1996)                     5,993              6,058
                                                            ---------          ---------
    Total assets                                            $ 168,730          $ 186,491
                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                          $   5,963          $   7,304
  Accrued expenses                                             22,549             26,395
  Short-term Credit Facility (Note 4)                          11,200             20,500
                                                            ---------          ---------
    Total current liabilities                                  39,712             54,199

Long-term Credit Facility (Note 4)                             40,000             40,000
Other long-term liabilities                                        71                 71
Deferred taxes                                                  3,369              3,369
Contingencies (Note 5)                                             --                 --
                                                            ---------          ---------
    Total liabilities                                          83,152             97,639

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000
    shares authorized, 24,183,116 issued and
    outstanding as of March 30, 1997, and
    December 31, 1996)                                            242                242
  Preferred stock ($.01 par value, 1,000,000 shares
    authorized, none issued and outstanding as of
    March 30, 1997 and December 31, 1996)                           -                  -
  Paid in capital                                              71,637             71,637
  Stockholder loans                                                (8)                (8)
  Retained earnings                                            13,707             16,981
                                                            ---------          ---------
    Total stockholders' equity                                 85,578             88,852
                                                            ---------          ---------
    Total liabilities and stockholders' equity              $ 168,730          $ 186,491
                                                            =========          =========



          See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)


                                         Three Month Period Ended
                                        ---------------------------
                                        March 30,          March 31,
                                          1997               1996
                                        --------           --------
Net sales                               $ 37,413           $ 55,489

Operating expenses:
  Cost of sales, excluding depreciation   26,877             40,138
  Selling, general and administrative     13,477             19,741
  Depreciation and amortization            1,697              1,527
                                        --------           --------

Operating loss                            (4,638)            (5,917)


Other (income) expenses:
  Interest expense                           868                719
  Miscellaneous, net                         (49)               866
                                        --------           --------


Loss before taxes                         (5,457)            (7,502)


Income tax benefit                        (2,183)            (3,001)
                                        --------           --------


Net loss                                  (3,274)            (4,501)


Retained earnings, beginning of period    16,981             35,683
                                        --------           --------


Retained earnings, end of period        $ 13,707           $ 31,182
                                        --------           --------


Net loss per share                      $  (0.13)          $  (0.18)
                                        ========           ========


Weighted average shares outstanding       24,447             24,625



          See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                          Three Month Period Ended
                                                          ------------------------
                                                          March 30,       March 31,
                                                            1997            1996
                                                          --------        --------
OPERATING ACTIVITIES


NET LOSS                                                 $ (3,274)        $ (4,501)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH AND CASH EQUIVALENTS PROVIDED BY
OPERATING ACTIVITIES:
Depreciation and amortization                               1,697            1,527
Write off of intangible asset                                  --              554
Decrease in accounts receivable                            11,357           23,921
Increase in income tax receivable                          (1,142)              --
Decrease (increase) in inventories                          8,801           (6,845)
Increase in other assets                                     (116)             (72)
Decrease in accounts payable/accrued expenses              (5,187)         (12,278)
Other                                                         (29)             198
                                                         --------         --------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
  OPERATING ACTIVITIES                                     12,107            2,504
                                                         --------         --------

INVESTING ACTIVITIES
    Capital expenditures                                     (838)          (1,457)
    Disposal of property, plant & equipment                    30               11
                                                         --------         --------

NET CASH AND CASH EQUIVALENTS USED IN
  INVESTING ACTIVITIES                                       (808)          (1,446)
                                                         --------         --------

FINANCING ACTIVITIES
    Borrowings under revolving loan                         1,200           18,400
    Payments under revolving loan                         (10,500)         (20,600)
                                                         --------         --------

NET CASH AND CASH EQUIVALENTS USED IN
  FINANCING ACTIVITIES                                     (9,300)          (2,200)
                                                         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,999           (1,142)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,846            2,387
                                                         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  8,845         $  1,245
                                                         ========         ========

INTEREST PAID                                            $  1,172         $    624

INCOME TAXES PAID                                        $      0         $      0



          See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands unless otherwise indicated, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated interim financial statements include the accounts of First Alert, Inc. and its subsidiaries (the "Company"). These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders.

The results of operations for the three month period ended March 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

During 1997, the Company has adopted a 4-4-5 accounting calendar for periods ending during the fiscal year. However, the Company's fiscal year end will continue to be December 31.

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

NOTE 2 - RESTRUCTURING CHARGE

During the fourth quarter of 1996, the Company adopted a plan to revitalize the Company's core product lines of smoke and carbon monoxide detectors and discontinue, reposition or outsource non-performing product lines, right-size and consolidate manufacturing operations, reduce the Company's selling, general and administrative cost structures and aggressively address inventory levels. As a result of this plan, the Company recorded a pre-tax restructuring charge of $4,497 during the fourth quarter of 1996. The following table sets forth the details of activity in the related accruals for the first quarter of 1997.



                                                  Cash Charges
                                                 During the Three
                               Balance at          Month Period           Balance at
                           December 31, 1996   Ended March 30, 1997     March 30, 1997
                           -----------------   --------------------     --------------
Manufacturing equipment
  write-down                    $1,789                  --                  $1,789
Inventory write-down             1,998                  --                   1,998
Severance                           93               $  22                      71
Plant restoration                  300                  --                     300
                                ------               -----                  ------
Total                           $4,180               $  22                  $4,158
                                ======               =====                  ======


NOTE 3 - INVENTORIES:

The components of inventory are as follows:

                             MARCH 30, 1997      DECEMBER 31, 1996
                             --------------      -----------------
Raw materials                    $22,971             $25,575

Work-in-process                    3,428               3,656

Finished goods                    27,689              33,497

Obsolescence reserve              (4,667)             (4,506)
                                 -------             -------

Total                            $49,421             $58,222
                                 =======             =======

NOTE 4 - REVOLVING CREDIT AGREEMENT:


                                                        MARCH 30, 1997      DECEMBER 31, 1996
                                                        --------------      -----------------
   Revolving Credit Facility                                $51,200              $60,500
   Less:  Short Term Portion                                 11,200               20,500
                                                            -------              -------
   Long-Term Revolving Credit Facility                      $40,000              $40,000
                                                            =======              =======

On March 28, 1994, BRK Brands, Inc., a wholly owned subsidiary of the Company, entered into a revolving credit facility (the "Credit Facility") with a lender which provided a Credit Facility of $70,000 on April 5, 1994. On September 4, 1996, the subsidiary amended the Credit Facility to increase the amount available to be borrowed from $70,000 to $85,000; on December 20, 1996, the amount of the Credit Facility was again amended to reduce the amount available to $77,500 until January 31, 1997, when the amount available returned to $70,000. In connection with the September 4, 1996, amendment, the Company granted a security interest in all of its assets, which included the stock of wholly-owned subsidiaries, to secure the obligations to the lenders under the Credit Facility. Similarly, Electronica BRK de Mexico, S.A. de C.V., a wholly owned subsidiary, agreed to pledge all of its assets to secure repayment of advances under the Credit Facility.

Under the amended Credit Facility, the Company is subject to a commitment fee of 0.35% per annum on the unused portion of the commitment. The amended Credit Facility carries an interest rate of LIBOR plus 1.5% for amounts up to $70,000 (LIBOR plus 2.0% for amounts in excess of $70,000) on the LIBOR based loan portion of the amended Credit Facility and the higher of the lender's corporate borrowing rate or the Federal Funds Rate plus 0.75% for amounts up to $70,000 (Federal Funds Rate plus 1.25% for amounts in excess of $70,000) on remaining balances. The Credit Facility matures on March 28, 1999. Additionally, the Credit Facility contains covenants restricting, among other things, the payment of dividends, the sale of assets, mergers and acquisitions and requires maintenance of interest coverage ratios, leverage ratios and a minimum tangible net worth.

At March 30, 1997, the Company was in default under certain financial covenants of the Credit Facility. The Company has not pursued a waiver but rather sought a new source of financing.

In March 1997, the Company and a financial institution signed a commitment letter relating to a new $80.0 million revolving credit facility (the "New Credit Facility"). Advances under the New Credit Facility will be limited to
(a) 85% of eligible accounts receivable plus (b) the lesser of 60% of eligible inventory or

$35 million.  During the period of May 1997 through October 1997,
$10.0 million in additional borrowing will be available and from June 1998 through September 1998, $5.0 million in additional borrowing will be available. All obligations under the New Credit Facility will be secured by first priority liens upon certain of the Company's assets. The New Credit Facility will extend for a term of three years. Amounts outstanding under the New Credit Facility will bear interest at prime rate plus 1/2% or the London Interbank Offered Rate plus 2%. Under the New Credit Facility, which is expected to close in the near future, the Company will be subject to a commitment fee of 0.375% per annum on the unused portion of the commitment.
The agreement will contain covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures and payment of dividends.

NOTE 5 - CONTINGENCIES:

In November 1994, the Company and certain of its officers and directors were named as defendants in four purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs in these actions, pursuant to a Court order, filed a consolidated and amended complaint resulting in the consolidation of the four actions. The consolidated case is entitled Gilbert et al. vs. First Alert, Inc. et al. ("Gilbert"). The amended complaint sought compensatory damages, costs and attorneys' fees on behalf of the purchasers of the Company's Common Stock during the period from October 12, 1994 through November 10, 1994. By order dated August 21, 1995, the Court certified the class. Subsequently, the plaintiff's motion to amend the complaint to expand the class period to September 20, 1994 through December 7, 1994, was granted and a second consolidated and amended complaint was filed on January 16, 1996. The new class was certified by the Court. The complaint alleges generally that the Company and other defendants disseminated false and misleading information to the investing public regarding the First Alert(R) Carbon Monoxide Detector in connection with an anticipated secondary public offering of the Company's Common Stock in late 1994 in violation of various provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Registration Statement with respect to the proposed secondary public offering was declared effective by the Securities and Exchange Commission on November 9, 1994, but was subsequently withdrawn by the Company at the request of the selling stockholders. The public offering was solely to facilitate the sale of shares by certain selling stockholders and the Company would not have received any proceeds therefrom.

The Company vigorously contested all claims and denied liability.
Nevertheless, to avoid further expense and the burdens of litigation, in November 1996, the

Company agreed to a tentative settlement of the consolidated class actions.   An
executed settlement agreement was filed with the Court on February 11, 1997 and the Court entered an order on February 25, 1997, giving preliminary approval to the settlement.

Pursuant to the Court's February 25, 1997, order, members of the class have until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wish to receive a share of the settlement amount. The Court will hold a hearing on June 20, 1997, at which the fairness of the settlement will be considered and the Court will determine whether to give final approval.

Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3 million (including attorney's fees and costs for class counsel) to be paid out in settlement. The pendency of the Gilbert complaint has not had a material effect on the Company's financial results for any period and adequate reserves exist at March 30, 1997, for the Company's share of the settlement amount.

A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995, against the Company alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector (Model
FACO) design and the manner in which the detector was marketed. The Company does not believe the plaintiffs claim any personal injuries or property damage; nor do they claim their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they say is a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims the product met Underwriters Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. They seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

In February 1997, the Company and its wholly-owned subsidiary, BRK Brands,
Inc., were named as defendants in a purported class action lawsuit entitled Houlihan et al. vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states' consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiff claimed any personal injuries or property damage; nor did he claim specifically that his detector failed to detect dangerous levels of carbon monoxide. Rather, he sought "rescissionary damages" and attorneys' fees. The plaintiff's original complaint was stricken by the Court on April 9, 1997, but the Court gave the plaintiff leave to re-plead the case which has now been done. The Company is still evaluating the amended complaint but believes it to be without merit and, thus, the Company will vigorously defend the case.

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

NOTE 6 - EFFECT OF CHANGING ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 (APB 15), "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented.

Adoption of SFAS 128 is expected to have little or no impact on the Company's future or previously reported EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in those forward-looking statements as a result of certain factors set forth below.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 1997 were $37.4 million, a decrease of $18.1 million or 32.6% from net sales of $55.5 million for the first quarter of 1996. This decrease in net sales was due primarily to lower net sales of carbon monoxide detectors in the U.S.A. and, to a lesser extent, to lower net sales of smoke detectors in the U.S.A. and Australia. Domestic net sales in the first quarter of 1997 were hurt by the loss of distribution at a significant customer during 1996, by other competitive activity and general market softness.

Gross Profit

Gross profit, excluding depreciation ("Gross Profit"), for the first quarter of 1997 was $10.5 million, a decrease of $4.8 million or 31.4%, compared with Gross Profit of $15.4 million in the first quarter of 1996. As a percent of net sales, Gross Profit was 28.2% and 27.7% for the first quarter of 1997 and 1996, respectively. The decline in gross profit dollars is due primarily to lower sales volume, particularly of carbon monoxide detectors. Gross profit as a percentage of net sales in the first quarter of 1997 was affected by lower spending at the Company's manufacturing facilities in the first quarter of 1997 compared to the first quarter of 1996, which was in line with the Company's restructuring plan publicly announced in January 1997. Additionally, allowances granted to customers for consumer product returns were lower in the first quarter of 1997 than in the first quarter of 1996. Gross profit in the first quarter of 1997 was also affected by generally lower selling prices for carbon monoxide detectors.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 1997 were $13.5 million, a decrease of $6.3 million or 31.7%, compared with SG&A expenses of $19.7 million for the first quarter of 1996. SG&A expenses in the first quarter of 1997 compared to 1996 decreased primarily as a result of lower variable selling expenses due to lower net sales and generally lower spending consistent with the Company's plan to reduce the SG&A cost structure as publicly announced in January 1997. Additionally, SG&A expenses in the first quarter of 1996 included certain unusual items including a charge for severance costs relating to the departure of certain employees during the first quarter of 1996 and marketing allowances. As a percent of net sales, SG&A expenses were 36.0% in the first quarter of 1997 as compared to 35.6% in the first quarter of 1996.

Interest Expense

Interest expense for the first quarter of 1997 was $0.9 million, an increase of $0.2 million or 20.7% from interest expense of $0.7 million for the first quarter of 1996. The increase in interest expense was due mostly to higher interest rates under the September 4, 1996, amendment to the Credit Facility.

Miscellaneous Income (Expense)

Miscellaneous income (expense) includes realized and unrealized gains/losses on foreign exchange and non-operating related costs. In the first quarter of 1996, miscellaneous expense included a write-off of certain capitalized product development costs due to permanent impairment of its value, and the Company's rescission of future rights to the underlying product, of $0.6 million.

Net Income (Loss)

Net loss for the first quarter of 1997 was $3.3 million, compared to a net loss of $4.5 million for the first quarter of 1996. The decrease in the net loss for the first quarter of 1997 compared to the first quarter of 1996 is due mostly to lower spending in manufacturing and SG&A costs which more than offset the effects of reduced net sales. An income tax benefit of $2.2 million was recorded in the quarter ended March 30, 1997, with a 40% effective tax rate, consistent with the first quarter of 1996.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations are seasonal in nature with the months of September, October and November being the strongest sales months historically. In the year ended December 31, 1996, approximately 58.9% of the Company's net sales were generated in the last six months of the year.

LIQUIDITY AND CAPITAL RESERVES

For the quarter ended March 30, 1997, the Company's net cash provided by operations increased to $12.1 million from $2.5 million in the corresponding period in 1996. At March 30, 1997, the total indebtedness of the Company was $51.2 million under the Credit Facility. Management anticipates that cash generated from operations, together with current working capital and the Company's available and committed credit facilities, will provide sufficient liquidity to meet the Company's near term working capital and capital expenditure requirements.

While the Company was in default under certain financial covenants of its existing credit facility at March 30, 1997, it did not pursue a waiver, but rather sought a new source of financing.

In March 1997, the Company obtained a commitment from a financial institution for a new $80.0 million three year credit facility ("New Credit Facility") replacing its existing credit facility. Advances under the New Credit Facility will be limited to (a) 85% of eligible accounts receivable plus (b) the lesser of 60% of eligible inventory or $35.0 million. During the period of May 1997 through October 1997, $10.0 million in additional borrowing will be available and from June 1998 through September 1998, $5.0 million in additional borrowing will be available. All obligations under the New Credit Facility will be secured by first priority liens upon certain of the Company's assets. Amounts outstanding under the New Credit Facility will bear interest at the prime rate plus 1/2% or the London Interbank Offered Rate plus 2%. Under the New Credit Facility, which is expected to close in the near future, the Company will be subject to a commitment fee of 0.375% per annum on the unused portion of the commitment. The agreement will contain covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures, and payment of dividends.


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

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's smoke detectors and carbon monoxide detectors, and certain other components used in the Company's products, from single sources. The Company has recently developed an alternative source of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis given the unpredictability of the demand for carbon monoxide detectors. In addition, the biomimetic sensor, which is the key component used in the Company's battery powered carbon monoxide detector is obtained by the Company pursuant to a license from Quantum Group, Inc. ("Quantum"), its sole supplier of this component. Commencing on January 1, 1997, Quantum may begin to sell its sensors to other customers. There is no alternative supply for the biomimetic sensor. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

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

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Lowe's, Builders Square, Home Depot, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1996, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 15% of the Company's net sales. In the three month period ended March 30, 1997, net sales to Wal-Mart and Sam's in the aggregate, represented approximately 10% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad due to their financial weakness or bankruptcy could have a material adverse effect on the Company's financial condition or results of operations.

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

The Company is subject to various claims brought against it for alleged non-performance of its products. The Company maintains product liability insurance and aggressively defends itself against all such claims. The Company's insurance coverage and the insurance coverage maintained by Pittway Corporation ("Pittway") on behalf of the Predecessor Company is on an occurrence basis covering losses attributable to injury to person or property during the policy period. Under the terms of the purchase agreement relating to the Acquisition, the Company is required to indemnify Pittway to the extent that Pittway's available insurance for claims made after the Acquisition relating to occurrences prior to the Acquisition is insufficient to satisfy such claims. The Company believes that Pittway's insurance coverage in effect for periods prior to the Acquisition is no less favorable in the aggregate than the insurance maintained by the Company since the Acquisition; however Pittway's insurance coverage also covers the business of Pittway unrelated to the Predecessor Company and claims asserted prior to the Acquisition.

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

GENERAL ECONOMIC CONDITIONS AND LIQUIDITY

General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, whether or not under the Company's existing or committed Credit Facilities, such conditions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability, variations in the protection of intellectual property rights. In addition, limitations on foreign investments and restrictions on the ability to convert currency are risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, could have a material adverse effect on the Company's international operations, and consequently on the Company's financial condition or results of operations.



PART II.       OTHER INFORMATION

Item 3         Defaults Upon Senior Securities

               At March 30, 1997, BRK Brands, Inc. was in default under certain financial covenants of its Credit Facility. The Company has not pursued a waiver but rather sought a new source of financing, and in March 1997, the Company and a financial institution signed a
               commitment letter relating to a   new $80.0 million revolving
               credit facility.

Item 6         Exhibits and Reports on Form 8-K

               (a) Exhibits

                   Exhibit No.        Title
                   -----------        -----

                      10.51 Employment Agreement, dated as of January 1, 1997, between BRK
                                      Brands, Inc. and Malcolm Candlish

                      11.1            Statement re: computation of per
                                      share earnings

                      27.0            Financial Data Schedule


               (b) Reports on Form 8-K

                   There were no reports on Form 8-K filed by the Company during the quarter ended March 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST ALERT, INC.



By:   /S/ Michael A Rohl                            Date:  May 12, 1997
   -------------------------------
   Michael A. Rohl, Vice President
   and Chief Financial Officer
   (Duly Authorized Officer and Principal Financial Officer
   of the Registrant)