Form 10-Q
period 1997-06-29
FIRST ALERT INC
filed 1997-08-12
CIK 918960

                                  FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 29, 1997    COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                        04-3157075                      .
---------------------------------------------      --------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION      (IRS EMPLOYER IDENTIFICATION NUMBER)
     OR ORGANIZATION)

               3901 LIBERTY STREET ROAD, AURORA, ILLINOIS   60504
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                              (630) 851-7330
                      ----------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X   NO
   ----   ----



AT AUGUST 8, 1997, THERE WERE 24,255,114 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK ($0.01 PAR VALUE).

                               FIRST ALERT, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 1997


                                     INDEX




PART I.            FINANCIAL INFORMATION                                    PAGE
                   ----------------------                                  ------

ITEM 1.      FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS AS OF
                    JUNE 29, 1997 (UNAUDITED) AND
                    DECEMBER 31, 1996 .......................................  3

                   CONSOLIDATED STATEMENT OF OPERATIONS
                    AND RETAINED EARNINGS (UNAUDITED)
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                    JUNE 29, 1997 AND JUNE 30, 1996 .........................  4

                   CONSOLIDATED STATEMENT OF CASH
                    FLOWS (UNAUDITED) FOR THE SIX MONTH
                    PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996 ...........  5

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ...........  6


     ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...... 12


PART II.     OTHER INFORMATION
             -----------------

     ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .... 21
     ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K ....................... 22


SIGNATURES .................................................................. 23

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                           June 29,       December 31,
                                                            1997              1996
                                                            ----              ----
                                                         (unaudited)


  ASSETS
  Current Assets:
  Cash and cash equivalents                                $   3,071      $  6,846
  Accounts receivable, less
   allowance for doubtful accounts of
   $3,696 ($3,820 at December 31, 1996)                       25,732        40,617
  Income tax receivable                                        2,783         8,503
  Inventories (Note 3)                                        44,460        58,222
  Deferred taxes                                              10,510        10,510
  Other assets                                                 3,209         3,249
                                                           ---------      --------
  Total current assets                                        89,765       127,947

  Property, plant and equipment, net of
   accumulated depreciation of $20,245
   ($22,763 at December 31, 1996)                             29,014        29,803

  Other Assets:
   Goodwill, net of accumulated
    amortization of $3,134 ($2,815 at December 31, 1996)      22,364        22,683
   Other intangibles, net of accumulated amortization
    of $3,050 ($2,905 at December 31, 1996)                    6,655         6,058
                                                           ---------      --------

    Total assets                                           $ 147,798      $186,491
                                                           =========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts payable                                         $  5,596       $  7,304
  Accrued expenses                                           19,950         26,395
  Short-term Credit Facility (Note 4)                            --         20,500
                                                           --------       --------
    Total current liabilities                                25,546         54,199

 Long-term Credit Facility (Note 4)                          37,630         40,000
 Other long-term liabilities                                     71             71
 Deferred taxes                                               3,369          3,369
 Contingencies (Note 5)                                          --             --
                                                           --------       --------
    Total liabilities                                        66,616         97,639

 Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000
    shares authorized, 24,183,116 issued and
    outstanding as of June 29, 1997, and
    December 31, 1996)                                          242            242
  Preferred stock ($.01 par value, 1,000,000 shares
    authorized, none issued and outstanding as of
    June 29, 1997 and December 31, 1996)                          -              -
  Paid in capital                                            71,637         71,637
  Stockholder loans                                              --             (8)
  Retained earnings                                           9,303         16,981
                                                           --------       --------
    Total stockholders' equity                               81,182         88,852
                                                           --------       --------
    Total liabilities and stockholders' equity             $147,798       $186,491
                                                           ========       ========



          See accompanying notes to consolidated financial statements.
                                                                - 3 -

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)











                                                            THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                                            ------------------------         ----------------------
                                                                JUNE 29,     JUNE 30,           JUNE 29,  JUNE 30,
                                                                 1997          1996               1997      1996
                                                                 ----          ----               ----      ----
Net sales                                                     $  27,481       $28,981          $ 64,894   $ 84,470

Operating expenses:
 Cost of sales, excluding depreciation                           20,384        22,402            47,261     62,540
 Selling, general and administrative                             11,916        14,406            25,393     34,147
 Depreciation and amortization                                    1,692         1,440             3,389      2,967
                                                              ---------       -------          --------   --------

Operating loss                                                   (6,511)       (9,267)          (11,149)   (15,184)

Other (income) expenses:
 Interest expense                                                   861           787             1,729      1,506
 Miscellaneous, net                                                 (32)         (162)              (81)       704
                                                              ---------       -------          --------   --------
Loss before taxes                                                (7,340)       (9,892)          (12,797)   (17,394)

Income tax benefit                                               (2,936)       (3,955)           (5,119)    (6,956)
                                                              --------        -------          --------   --------
Net loss                                                         (4,404)       (5,937)           (7,678)   (10,438)

Retained earnings, beginning of period                           13,707        31,182            16,981     35,683
                                                              ---------       -------          --------   --------

Retained earnings, end of period                              $   9,303       $25,245          $  9,303   $ 25,245
                                                              =========       =======          ========   ========
Net loss per share                                            $   (0.18)      $ (0.24)         $  (0.31)  $  (0.42)
                                                              =========       =======          ========   ========
Weighted average shares outstanding                              24,432        24,508            24,439     24,567

          See accompanying notes to consolidated financial statements.
                                                                        - 4 -

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                         SIX MONTH PERIOD ENDED
                                                                         ----------------------
                                                                         JUNE 29,       JUNE 30,
                                                                           1997           1996
                                                                           ----           ----
 OPERATING ACTIVITIES

 NET LOSS                                                               $   (7,678)      $ (10,438)

 ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH AND CASH EQUIVALENTS
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and amortization                                               3,389           2,967
 Write off of intangible asset                                                  --             554
 Decrease in accounts receivable                                            14,885          35,066
 Decrease (Increase) in income tax receivable                                5,720          (7,618)
 Decrease (Increase) in inventories                                         13,762          (9,692)
 Decrease in other assets                                                       40             143
 Decrease in accounts payable/accrued expenses                             (8,153)         (17,125)
 Other                                                                        (48)             (16)
                                                                        ----------       ---------

 NET CASH AND CASH EQUIVALENTS PROVIDED
  BY (USED IN) OPERATING ACTIVITIES                                         21,917          (6,159)
                                                                        ----------       ---------

 INVESTING ACTIVITIES

   Capital expenditures                                                     (2,070)         (3,297)
   Disposal of property, plant & equipment                                     255             211
   Other                                                                    (1,015)             --
                                                                        ----------       ---------

 NET CASH AND CASH EQUIVALENTS USED IN
  INVESTING ACTIVITIES                                                      (2,830)         (3,086)
                                                                        ----------       ---------

 FINANCING ACTIVITIES

   Proceeds from sale of common stock                                           --             226
   Payment of Former Credit Facility                                       (36,896)             --
   Proceeds from Credit Facility                                            36,896              --
   Borrowings under revolving loan                                           4,850          33,300
   Payments under revolving loan                                           (27,720)        (25,700)
   Proceeds from stockholder loans                                               8              11
                                                                        ----------       ---------

 NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                                     (22,862)          7,837
                                                                        ----------       ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,775)         (1,408)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            6,846           2,387
                                                                        ----------       ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    3,071       $     979
                                                                        ==========       =========

 INTEREST PAID                                                          $    2,250       $   1,412

 INCOME TAXES PAID                                                      $        8       $       1

          See accompanying notes to consolidated financial statements.
                                                                        - 5 -

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

The results of operations for the six month period ended June 29, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

During 1997, the Company adopted a 4-4-5 accounting calendar for periods ending during the fiscal year. However, the Company's fiscal year end will continue to be December 31.

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

NOTE 2 - RESTRUCTURING CHARGE

During the fourth quarter of 1996, the Company adopted a plan to revitalize the Company's core product lines of smoke and carbon monoxide detectors and discontinue, reposition or outsource non-performing product lines, right-size and consolidate manufacturing operations, reduce the Company's selling, general and administrative cost structures and aggressively address inventory levels. As a result of this plan, the Company recorded a pre-tax restructuring charge of $4,497 during the fourth quarter of 1996. The following table sets forth the details of activity in the related accruals for the first half of 1997.


                                                               Charges During the
                                        Balance at              Six Month Period           Balance at
                                     December 31, 1996         Ended June 29, 1997     June 29, 1997
                                  -----------------------      -------------------     --------------
   Manufacturing equipment
    write-down                            $1,789                         --                 $1,789
   Inventory write-down                    1,998                        $412                 1,586
   Severance                                  93                          41                    52
   Plant restoration                         300                          --                   300
                                        --------                    --------               -------
   Total                                  $4,180                        $453                $3,727
                                        ========                    ========               =======

NOTE 3 - INVENTORIES:

The components of inventory are as follows:



                               JUNE 29, 1997      DECEMBER 31, 1996
                               -------------      -----------------
 Raw materials                    $16,848                $25,575

 Work-in-process                    5,083                  3,656

 Finished goods                    25,915                 33,497

 Obsolescence reserve              (3,386)                (4,506)
                                  -------                -------

 Total                            $44,460                $58,222
                                  =======                =======

NOTE 4 - REVOLVING CREDIT AGREEMENT:

                                                   JUNE 29, 1997            DECEMBER 31, 1996
                                                   ------------             -----------------


Revolving Credit Facility                            $37,630                        $60,500
Less:  Short Term Portion                              --                            20,500
                                                     -------                        -------
Long-Term Revolving Credit Facility                  $37,630                        $40,000
                                                     =======                        =======


On May 14, 1997, the Company entered into an $80.0 million revolving credit facility (the "Credit Facility") with a financial institution. Advances under the Credit Facility are limited to (a) 85% of eligible accounts receivable plus
(b) the lesser of 60% of eligible inventory or $35.0 million. During the period of May 1997 through October 1997, $10.0 million in additional borrowing is available and from June 1998 through September 1998, $5.0 million in additional borrowing is available. All obligations under the Credit Facility are secured by first priority liens upon certain of the Company's assets. Amounts outstanding under the Credit Facility bear interest at prime rate plus 1/2% or the London Interbank Offered Rate plus 2%. The Company is subject to a commitment fee of 0.375% per annum on the unused portion of the Credit Facility less $2.0 million. The Credit Facility agreement contains covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures and payment of dividends.

At December 31, 1996, under the terms of the Company's former revolving credit facility (the "Former Credit Facility"), the Company was able to borrow up to $77.5 million until January 31, 1997, when the amount available was reduced to $70.0 million. In connection with a September 4, 1996 amendment, the Company granted a security interest in all of its assets which included the stock of wholly-owned subsidiaries to secure the obligations to the lenders under the Former Credit Facility. Similarly, Electronica BRK de Mexico S.A. de C.V., a wholly owned subsidiary, agreed to pledge all of its assets to secure repayment of advances under the Former Credit Facility.

Under the Former Credit Facility, the Company was subject to a commitment fee of 0.35% per annum on the unused portion of the Former Credit Facility. The Former Credit Facility carried an interest rate of LIBOR plus 1.5% for amounts up to $70.0 million (LIBOR plus 2.0% for amounts in excess of $70.0 million) on the LIBOR based portion of the Former Credit Facility and the higher of the lender's corporate borrowing rate or the Federal Funds Rate plus 0.75% for amounts up to $70.0 million (Federal Funds Rate plus 1.25% for amounts in excess of $70 million) on the remaining balance. Additionally the Former Credit Facility contained covenants restricting, among other things, the payment of dividends, the sale of assets, mergers and acquisitions and required maintenance of interest coverage ratios, leverage ratios and a minimum tangible net worth. At December 31, 1996, the Company was not in compliance with the interest coverage ratio and the leverage ratio covenants. On May 14, 1997, proceeds from the Credit Facility were used to fully reduce the Company's indebtedness under the Former Credit Facility.

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

Pursuant to the Court's February 25, 1997, order, members of the class had until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wish to receive a share of the settlement amount. The

Court held a hearing on June 20, 1997, to consider the fairness of the settlement and, at that time, the Court gave its final approval of the settlement.

Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3 million (including attorney's fees and costs for class counsel) to be paid out in settlement. The majority of the settlement amount is being paid by the Company's directors and officers liability insurance carrier. The pendency of the Gilbert complaint has not had a material effect on the Company's financial results for any period and adequate reserves exist at June 29, 1997, for the Company's share of the settlement amount.

A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995, against the Company and its wholly-owned subsidiary, BRK Brands, Inc., alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector (Model FACO) design and the manner in which the detector was marketed. The Company does not believe the plaintiffs claim any personal injuries or property damage; nor do they claim their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they say is a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims the product met Underwriters Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. They seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

In February 1997, the Company and its wholly-owned subsidiary, BRK Brands, Inc., were named as defendants in a purported class action lawsuit entitled Houlihan et al. vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states' consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiff claimed any personal injuries or property damage; nor did he claim specifically that his detector failed to detect dangerous levels of carbon monoxide. Rather, he sought "rescissionary damages" and attorneys' fees. The plaintiff's original complaint was stricken by the Court on April 9, 1997, but the Court gave the plaintiff leave to re-plead the case which has now been done. The Company has filed a Motion to Dismiss the amended complaint and intends to defend the case vigorously.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 1997 were $27.5 million, a decrease of $1.5 million or 5.2% from net sales of $29.0 million for the second quarter of 1996. This decrease in net sales was due primarily to lower net sales of retail smoke detectors and carbon monoxide detectors in the U.S.A. partially offset by higher net sales in Europe and in the electrical contractor market in the U.S.A. Net sales for the six month period ended June 29, 1997 were $64.9 million, a decrease of $19.6 million or 23.2% from net sales of $84.5 million for the six month period ended June 30, 1996. This decrease in net sales was due primarily to lower net sales of retail smoke detectors and carbon monoxide detectors in the U.S.A. and lower net sales in Australia, Canada and other export markets partially offset by higher net sales in Europe and in the
electrical contractor market in the U.S.A.   Domestic net sales in the first
half of 1997 were adversely impacted by the loss of distribution at a significant customer during 1996, by other competitive activity and general softness in the Company's market.

Gross Profit

Gross profit, excluding depreciation ("Gross Profit"), for the second quarter of 1997 was $7.1 million, an increase of $0.5 million or 7.9%, compared with Gross Profit of $6.6 million in the second quarter of 1996. As a percent of net sales, Gross Profit was 25.8% and 22.7% for the second quarter of 1997 and 1996, respectively. Gross profit for the six month period ended June 29, 1997, was $17.6 million, a decrease of $4.3 million or 19.6%, compared with gross profit of $21.9 million for the six month period ended June 30, 1996. As a percent of net sales, gross profit was 27.2% and 26.0% for the first half of 1997 and 1996, respectively. Gross profit in the second quarter of 1997 was affected by lower spending in the Company's manufacturing facilities as it realizes the benefits of its restructuring plan publicly announced in January 1997, partially offset by the sale of certain obsolete products at reduced margins. The decline in gross profit dollars in the first half of 1997 is due primarily to lower sales volume, particularly of carbon monoxide detectors.

Gross profit as a percentage of net sales in the first half of 1997 was increased primarily due to lower spending at the Company's manufacturing facilities in the first half of 1997 compared to the first half of 1996. Additionally, allowances granted to customers for consumer product returns were lower in the first half of 1997 than in the first half of 1996. Gross profit in the first half of 1997 was also adversely affected by generally lower selling prices for carbon monoxide detectors.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 1997 were $11.9 million, a decrease of $2.5 million or 17.3%, compared with SG&A expenses of $14.4 million for the second quarter of 1996. SG&A expenses for the six month period ended June 29, 1997 were $25.4 million, a decrease of $8.8 million or 25.6%, compared with SG&A expenses of $34.1 million for the six month period ended June 30, 1996. As a percent of net sales, SG&A expenses were 43.4% in the second quarter of 1997 as compared to 49.7% in the second quarter of 1996 and 39.1% in the first half of 1997 as compared to 40.4% in the first half of 1996. SG&A expenses in the second quarter of 1997 compared to 1996 decreased primarily as a result of lower public relations costs, lower customer service costs and lower legal expenses. SG&A expenses in the first half of 1997 compared to 1996 decreased primarily as a result of lower variable selling expenses due to lower net sales and generally lower spending consistent with the Company's plan to reduce the SG&A cost structure as publicly announced in January 1997. Additionally, SG&A expenses in the first half of 1996 included certain unusual items including a charge for severance costs relating to the departure of certain employees during the first quarter of 1996 and certain marketing allowances.

Interest Expense

Interest expense for the second quarter of 1997 was $0.9 million, an increase of $0.1 million or 9.4% from interest expense of $0.8 million for the second quarter of 1996 while interest expense for the first half of 1997 was $1.7 million, an increase of $0.2 million or 14.8% from interest expense of $1.5 million for the first half of 1996. The increase in interest expense was due mostly to higher interest rates under the Credit Facility and Former Credit Facility partially offset by lower net borrowing levels in 1997.

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

Net Income (Loss)

Net loss for the second quarter of 1997 was $4.4 million, compared to a net loss of $5.9 million for the second quarter of 1996 while net loss for the first half of 1997 was $7.7 million compared to a net loss of $10.4 million for the first half of 1996. The decrease in the net loss for the first half of 1997 compared to the first half of 1996 is due mostly to lower spending in manufacturing and SG&A costs which more than offset the effects of reduced net sales. An income tax benefit of $5.1 million was recorded in the first half of 1997, with a 40% effective tax rate, consistent with the first half of 1996.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations are seasonal in nature with the months of September, October and November being the strongest sales months historically. In the year ended December 31, 1996, approximately 58.9% of the Company's net sales were generated in the last six months of the year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 29, 1997, the Company's net cash provided by operations increased to $21.9 million from cash used in operations of $6.2 million in the corresponding period in 1996. At June 29, 1997, the total indebtedness of the Company was $37.6 million under the Credit Facility. Management anticipates that cash generated from operations, together with current working capital and the Company's available credit facility, will provide sufficient liquidity to meet the Company's near term working capital and capital expenditure requirements.

               CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Company cautions that the following important factors, among others (including but not limited to factors mentioned from time to time in the Company's reports filed with the Securities and Exchange Commission), could affect the Company's actual financial condition or results of operations and could cause the Company's actual financial condition or results of operations to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The factors included here are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause the Company's actual financial condition or results of operations to differ materially from those contained in any forward-looking statement. Therefore, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results.

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's smoke detectors and carbon monoxide detectors, and certain other components used in the Company's products, from single sources. The Company has recently developed an alternative source of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis given the unpredictability of the demand for carbon monoxide detectors. In addition, the biomimetic sensor, which is the key component used in the Company's battery powered carbon monoxide detector, is obtained by the Company pursuant to a license from Quantum Group, Inc. ("Quantum"), its sole supplier of this component. Commencing on January 1, 1997, Quantum may begin to sell its sensors to other customers. There is no alternative supply for the biomimetic sensor. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Lowe's, Builders Square, Home Depot, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1996, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 15% of the Company's net sales. In the six month period ended June 29, 1997, net sales to Wal-Mart and Sam's in the aggregate, represented approximately 9% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad could have a material adverse effect on the Company's financial condition or results of operations.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly financial results may vary significantly depending primarily upon factors such as the timing of significant orders, the timing of new product offerings by the Company and its competitors and product presentations. In addition, the Company's business historically has been seasonal, with the largest proportion of sales occurring in September, October and November of each calendar year. Moreover, consistently low temperatures and high levels of snowfall during the typical home heating months increase the likelihood of improperly vented carbon monoxide gas emissions being trapped inside a closed home or building, which may in turn increase the demand for the Company's carbon monoxide detectors, and consequently cause the Company's quarterly results to fluctuate in such months. Factors such as quarterly variations in financial results could adversely affect the market price of the Company's Common Stock and cause it to fluctuate substantially. In addition, the Company (i) may from time to time increase its operating expenses to fund greater levels of research and development, increase its sales and marketing activities, develop new distribution channels, improve its operational and financial systems and broaden its customer support capabilities and (ii) may incur significant operating expenses associated with any new acquisitions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

GOVERNMENT REGULATION; POTENTIAL PRODUCT RECALLS; ALLEGED NUISANCE ALARMS

The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and has cooperated with the CPSC in its investigation. Although the Company believes that the CPSC investigation into smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations, this investigation has not been formally closed and there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidences of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

The Company is subject to various federal, state and foreign laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Company to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations. The Company believes that it has complied in all material respects with all such laws and regulations, however, there can be no assurance that the Company will not be required to make expenditures relating to environmental compliance.

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

The Company is subject to various claims brought against it for alleged non-performance of its products. The Company maintains product liability insurance and aggressively defends itself against all such claims. The Company's insurance coverage and the insurance coverage maintained by Pittway Corporation ("Pittway") in connection with Pittway's previous ownership of the Company's business is on an occurrence basis covering losses attributable to injury to person or property during the policy period. The Company is required to indemnify Pittway to the extent that Pittway's available insurance for claims made after the disposition of Pittway's BRK Electronics Division in July 1992 (the "Disposition") relating to occurrences prior to the Disposition is insufficient to satisfy such claims. The Company believes that Pittway's insurance coverage in effect for periods prior to the Disposition is no less favorable in the aggregate than the insurance maintained by the Company since the Disposition; however Pittway's insurance coverage also covers the business of Pittway unrelated to the Predecessor Company and claims asserted prior to the Disposition.

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

GENERAL ECONOMIC CONDITIONS; FOREIGN OPERATIONS AND LIQUIDITY

General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, whether or not under the Credit Facility, such conditions could have a material adverse effect on the Company's financial condition or results of operations.
Moreover, operating its business in countries outside of the United

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



                (a) The Company held its Annual Meeting of Stockholders on May 6, 1997.

                (c) The matters voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, were as follows:

                (i) The election of Malcolm Candlish to serve as a director for a term of three years.


                       For       21,699,835
                       Withheld     393,282


                (ii) The election of David V. Harkins to serve as a director for a term of three years.


                       For        21,726,485
                       Withheld      366,632

                (iii) The election of Albert L. Prillaman to serve as a
                      director for a term of three years.

                       For        21,730,065
                       Withheld      363,052

               (iv) A proposal to ratify, confirm and approve the First Alert, Inc. 1997 Stock Option Plan.

                      For                     16,717,906
                      Against                  1,607,804
                      Abstain                    135,318
                      No vote                  3,632,089



              (v) A proposal to ratify, confirm and approve the selection of Price Waterhouse, LLP as the independent accountants of the
                     Company for the fiscal year 1997.

                    For                           21,854,088
                    Against                          119,929
                    Abstain                          119,100


Item 6        Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit No.        Title
                    ----------         -----

                    11.1               Statement re: computation of per
                                       share earnings

                    27.0               Financial Data Schedule


               (b)  Reports on Form 8-K

                    On May 27, 1997, the Company filed a report on Form 8-K to report on the new $80.0 million revolving credit facility that the Company entered into on May 14, 1997. The new revolving credit facility is discussed in Note 4 - Revolving Credit Agreement in the Notes to the Consolidated Financial Statements

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST ALERT, INC.



By:  /S/          Michael A. Rohl                        Date:  August 8, 1997
     ---------------------------------
     Michael A. Rohl, Vice President
     and Chief Financial Officer
     (Duly Authorized Officer and Principal Financial Officer
     of the Registrant)