Form 10-Q
period 1997-09-28
FIRST ALERT INC
filed 1997-11-10
CIK 918960

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED SEPTEMBER 28, 1997    COMMISSION FILE NUMBER 0-23630

                               FIRST ALERT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                        04-3157075
------------------------------              ------------------------------------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


               3901 LIBERTY STREET ROAD, AURORA, ILLINOIS   60504
           ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                               (630) 851-7330
                     --------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO
    -----   -----



AT NOVEMBER 7, 1997, THERE WERE 24,335,112 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK ($0.01 PAR VALUE).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES: 24

                               FIRST ALERT, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 1997


                                     INDEX

PART I.         FINANCIAL INFORMATION                                     PAGE
                ---------------------                                     ----

        ITEM 1.   FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 28, 1997 (UNAUDITED) AND
                  DECEMBER 31, 1996...........................................3

                CONSOLIDATED STATEMENT OF OPERATIONS
                  AND RETAINED EARNINGS (UNAUDITED)
                  FOR THE THREE AND NINE MONTH PERIODS ENDED
                  SEPTEMBER 28, 1997 AND SEPTEMBER 30, 1996...................4

                CONSOLIDATED STATEMENT OF CASH
                  FLOWS (UNAUDITED) FOR THE NINE MONTH
                  PERIODS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 30, 1996.....5

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS................6


        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13


PART II.          OTHER INFORMATION
                  -----------------

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................22


SIGNATURES...................................................................24

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             September 28,        December 31,
                                                                 1997                 1996
                                                                 ----                 ----
                                                              (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                    $  2,061           $   6,846
   Accounts receivable, less
    allowance for doubtful accounts of
    $3,692 ($3,820 at December 31, 1996)                          43,048              40,617
   Income tax receivable                                           4,112               8,503
   Inventories (Note 3)                                           43,182              58,222
   Deferred taxes                                                 10,510              10,510
   Other assets                                                    3,132               3,249
                                                                --------             -------
   Total current assets                                          106,045             127,947

   Property, plant and equipment, net of
    accumulated depreciation of $21,622
    ($22,763 at December 31, 1996)                                28,669              29,803

   Other Assets:
    Goodwill, net of accumulated
      amortization of $3,294 ($2,815 at December 31, 1996)        22,205              22,683
    Other intangibles, net of accumulated amortization
      of $3,235 ($2,905 at December 31, 1996)                      6,686               6,058
                                                                --------             -------
   Total assets                                                 $163,605            $186,491
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               $ 14,603              $7,304
 Accrued expenses                                                 20,372              26,395
 Short-term Credit Facility (Note 4)                              45,198              20,500
                                                                --------            --------
   Total current liabilities                                      80,173              54,199

Long-term Credit Facility (Note 4)                                    --              40,000
Other long-term liabilities                                           71                  71
Deferred taxes                                                     3,369               3,369
Contingencies (Note 5)                                                --                  --
                                                                --------            --------
   Total liabilities                                              83,613              97,639

Stockholders' Equity:
 Common stock ($.01 par value, 30,000,000
   shares authorized, 24,335,112 issued and
   outstanding as of September 28, 1997, and 24,183,116
   issued and outstanding as of December 31, 1996)                   243                 242
 Preferred stock ($.01 par value, 1,000,000 shares
   authorized, none issued and outstanding as of
   September 28, 1997 and December 31, 1996)                           -                   -
 Paid in capital                                                  71,989              71,637
 Stockholder loans                                                    --                 (8)
 Retained earnings                                                 7,760              16,981
                                                                --------            --------
   Total stockholders' equity                                     79,992              88,852
                                                                --------            --------
   Total liabilities and stockholders' equity                   $163,605            $186,491
                                                                ========            ========




          See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                    THREE MONTH                            NINE MONTH
                                                   PERIOD ENDED                           PERIOD ENDED
                                                   ------------                           -------------

                                             September 28,  September 30,          September 28,  September 30,
                                                 1997           1996                   1997           1996
                                                 ----           ----                   ----           ----
Net sales                                       $50,774        $60,860              $115,668        $145,330
Operating expenses:
   Cost of sales, excluding depreciation         36,611         36,584                83,872          99,124
   Selling, general and administrative           13,887         18,141                39,280          52,288
   Depreciation and amortization                  1,808          1,463                 5,197           4,430
                                                -------        -------              --------        --------

Operating income (loss)                          (1,532)         4,672               (12,681)        (10,512)

Other (income) expenses:
   Interest expense                                 790          1,066                 2,519           2,572

   Miscellaneous, net                               249            (66)                  168             638
                                                -------        -------              --------        --------
Income (loss) before taxes                       (2,571)         3,672               (15,368)        (13,722)

Income tax provision (benefit)                   (1,028)         1,469                (6,147)         (5,487)
                                                -------        -------              --------        --------
Net income (loss)                                (1,543)         2,203                (9,221)         (8,235)

Retained earnings, beginning of period            9,303         25,245                16,981          35,683
                                                -------        -------              --------         -------

Retained earnings, end of period                $ 7,760        $27,448               $ 7,760         $27,448
                                                =======        =======              ========         =======

Net income (loss) per share                     $ (0.06)       $  0.09              $  (0.38)        $ (0.34)
                                                =======        =======              ========         =======

Weighted average shares outstanding              24,535         24,611                24,471          24,582





          See accompanying notes to consolidated financial statements.

                               FIRST ALERT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          NINE MONTH PERIOD ENDED
                                                                          -----------------------
                                                                      September 28,       September 30,
                                                                          1997                1996
                                                                          ----                ----
OPERATING ACTIVITIES
--------------------
NET LOSS                                                                 $(9,221)             $(8,235)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization                                              5,197                4,430
Write off of intangible asset                                                 --                  554
(Increase) decrease in accounts receivable                                (2,431)               6,650
Decrease (increase) in income tax receivable                               4,391               (6,155)
Decrease (increase) in inventories                                        15,040               (7,163)
Decrease (increase) in other assets                                          117               (1,428)
Increase (decrease) in accounts payable/accrued expenses                   1,276               (5,617)
Other                                                                       (130)                 (62)
                                                                         -------              -------


NET CASH AND CASH EQUIVALENTS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                                           14,239              (17,026)
                                                                         -------              --------

INVESTING ACTIVITIES
--------------------
  Capital expenditures                                                    (3,108)              (4,410)
  Disposal of property, plant & equipment                                    255                  211
  Other                                                                   (1,230)                  --
                                                                         -------              -------

NET CASH AND CASH EQUIVALENTS USED IN
 INVESTING ACTIVITIES                                                     (4,083)              (4,199)
                                                                         -------              -------

FINANCING ACTIVITIES
--------------------
  Proceeds from sale of common stock                                         353                  226
  Payment of Former Credit Facility                                      (36,896)                  --
  Proceeds from Credit Facility                                           36,896                   --
  Borrowings under revolving loan                                         19,568               53,600
  Payments under revolving loan                                          (34,870)             (31,800)
  Proceeds from stockholder loans                                              8                   11
                                                                         -------              -------

NET CASH AND CASH EQUIVALENTS (USED IN)
 PROVIDED BY FINANCING ACTIVITIES                                        (14,941)              22,037
                                                                         -------              -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (4,785)                 812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           6,846                2,387
                                                                         -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,061              $ 3,199
                                                                         =======              =======

INTEREST PAID                                                            $ 3,090              $ 2,293

INCOME TAXES PAID                                                        $    17              $     0




          See accompanying notes to consolidated financial statements.

                              FIRST ALERT, INC.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in thousands unless otherwise indicated, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated interim financial statements include the accounts of First Alert, Inc. and its subsidiaries (collectively, the "Company"). These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

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

The results of operations for the nine month period ended September 28, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - RESTRUCTURING CHARGE

During the fourth quarter of 1996, the Company adopted a plan to revitalize the Company's core product lines of smoke and carbon monoxide detectors and discontinue, reposition or outsource non-performing product lines, right-size and consolidate manufacturing operations, reduce the Company's selling, general and administrative cost structures and aggressively address inventory levels. As a result of this plan, the Company recorded a pre-tax restructuring charge of $4,497 during the fourth quarter of 1996. The following table sets forth the details of activity in the related accruals for the first nine month period of 1997.



                                               Charges During the Nine
                            Balance at           Month Period Ended      Balance at
                         December 31, 1996      September 28, 1997    September 28, 1997
                        -----------------------------------------------------------------
Manufacturing equipment
 write-down                    $1,789                     --                $1,789
Inventory write-down            1,998                   $412                 1,586
Severance                          93                     58                    35
Plant restoration                 300                     --                   300
                               ------                 ------                ------
Total                          $4,180                   $470                $3,710
                               ======                 ======                ======



NOTE 3 - INVENTORIES:

The components of inventory are as follows:


                                SEPTEMBER 28, 1997         DECEMBER 31, 1996
                                ------------------         -----------------
Raw materials                        $20,719                    $25,575

Work-in-process                        4,086                      3,656

Finished goods                        21,551                     33,497

Obsolescence reserve                 (3,174)                    (4,506)
                                     -------                    -------

Total                                $43,182                    $58,222
                                     =======                    =======

NOTE 4 - REVOLVING CREDIT AGREEMENT:


                                      SEPTEMBER 28, 1997     DECEMBER 31, 1996
                                      ------------------     -----------------

  Revolving Credit Facility                 $45,198                $60,500
  Less:  Short Term Portion                  45,198                 20,500
                                            -------                -------
  Long-Term Revolving Credit Facility       $     0                $40,000
                                            =======                =======

On May 14, 1997, the Company entered into an $80.0 million revolving credit facility (the "Credit Facility") with an agent financial institution. Advances under the Credit Facility are limited to (a) 85% of eligible accounts receivable plus (b) the lesser of 60% of eligible inventory or $35.0 million. During the period of May 1997 through October 1997, $10.0 million in additional borrowing is available and from June 1998 through September 1998, $5.0 million in additional borrowing is available. All obligations under the Credit Facility are secured by first priority liens upon certain of the Company's assets. Amounts outstanding under the Credit Facility bear interest at prime rate plus 1/2% or the London Interbank Offered Rate plus 2%. The Company is subject to a commitment fee of 0.375% per annum on the unused portion of the Credit Facility less $2.0 million. The Credit Facility agreement contains covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures and payment of dividends.

At September 28, 1997, the Company was not in compliance with the fixed charge coverage ratio and minimum tangible net worth covenants set forth in the Credit Facility. However, on November 4, 1997, a waiver was obtained from the lender for the existing noncompliance with these covenants. The Company will likely attempt to either amend the Credit Facility or obtain another waiver from its lender in the event that the Company is in default under the Credit Facility in the future. There can be no assurance that the Company will be able to obtain either such an amendment or waiver, if necessary.

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

Under the Former Credit Facility, the Company was subject to a commitment fee of 0.35% per annum on the unused portion of the Former Credit Facility. The Former Credit Facility carried an interest rate of LIBOR plus 1.5% for amounts up to $70.0 million (LIBOR plus 2.0% for amounts in excess of $70.0 million) on the LIBOR based portion of the Former Credit Facility and the higher of the lender's corporate borrowing rate or the Federal Funds Rate plus 0.75% for amounts up to $70.0 million (Federal Funds Rate plus 1.25% for amounts in excess of $70.0 million) on the remaining balance. Additionally the Former Credit Facility contained covenants restricting, among other things, the payment of dividends, the sale of assets, mergers and acquisitions and required maintenance of interest coverage ratios, leverage ratios and a minimum tangible net worth. At December 31, 1996, the Company was not in compliance with the interest coverage ratio and the leverage ratio covenants. On May 14, 1997, proceeds from the Credit Facility were used to fully reduce the Company's indebtedness under the Former Credit Facility.

NOTE 5 - CONTINGENCIES:

In November 1994, the Company and certain of its officers and directors were named as defendants in four purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs in these actions, pursuant to a Court order, filed a consolidated and amended complaint resulting in the consolidation of the four actions. The consolidated case is entitled Gilbert et al. vs. First Alert, Inc. et al. ("Gilbert"). The amended complaint sought compensatory damages, costs and attorneys' fees on behalf of the purchasers of the Company's Common Stock during the period from October 12, 1994 through November 10, 1994. By order dated August 21, 1995, the Court certified the class. Subsequently, the plaintiff's motion to amend the complaint to expand the class period to September 20, 1994 through December 7, 1994, was granted and a second consolidated and amended complaint was filed on January 16, 1996. The new class was certified by the Court. The complaint alleges generally that the Company and other defendants disseminated false and misleading information to the investing public regarding the First Alert(R) Carbon Monoxide Detector in connection with an anticipated secondary public offering of the Company's Common Stock in late 1994 in violation of various provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Registration Statement with respect to the proposed secondary public offering was declared effective by the Securities and Exchange Commission on November 9, 1994, but was subsequently withdrawn by the Company at the request of the selling stockholders. The public offering was solely to facilitate the sale of shares by certain selling stockholders and the Company would not have received any proceeds therefrom.
                                                                          - 9 -

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

Pursuant to the Court's February 25, 1997, order, members of the class had until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wished to receive a share of the settlement amount. The Court held a hearing on June 20, 1997, to consider the fairness of the settlement and, at that time, the Court gave its final approval of the settlement.

Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3.0 million (including attorney's fees and costs for class counsel) to be paid out in settlement. The majority of the settlement amount is being paid by the Company's directors and officers liability insurance carrier. The pendency of the Gilbert complaint has not had a material effect on the Company's financial results for any period and adequate reserves exist at September 28, 1997, for the Company's share of the settlement amount.

A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995, against the Company and its wholly-owned subsidiary, BRK Brands, Inc., alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector (Model FACO) design and the manner in which the detector was marketed. The Company does not believe that the plaintiffs claim any personal injuries or property damage; nor do the plaintiffs claim that their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they state in their complaint to be a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims that the product met Underwriters Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. The plaintiffs seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

In February 1997, the Company and its wholly-owned subsidiary, BRK Brands, Inc., were named as defendants in a purported class action lawsuit entitled Houlihan et al. vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states' consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiff claimed any personal injuries or property damage; nor did he claim specifically that his detector failed to detect dangerous levels of carbon monoxide. Rather, the plaintiff sought "rescissionary damages" and attorneys' fees. The plaintiff's original complaint was stricken by the Court on April 9, 1997, but the Court gave the plaintiff leave to re-plead the case which was done. The Company filed a Motion to Dismiss the amended complaint and that motion was granted on August 22, 1997. The case has now been settled by refunding the plaintiff's purchase price of the detector.

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

NOTE 6 - NEW ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for fiscal years beginning after December 15,1997. SFAS 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in those forward-looking statements as a result of certain factors set forth below.

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 1997 were $50.8 million, a decrease of $10.1 million or 16.6% from net sales of $60.9 million for the third quarter of 1996. This decrease in net sales was due primarily to lower net sales of retail smoke detectors and carbon monoxide detectors in the U.S.A. partially offset by higher net sales in Europe, Canada, Australia and in export markets and in the electrical contractor market in the United States. Net sales in the third quarter were unfavorably impacted by delays in ramping up of our manufacturing facilities due to new product introductions, certain material shortages and production inefficiencies. Additionally, the Company is continuing its efforts to receive UL listing for its new combination smoke and carbon monoxide detector. Net sales for the nine month period ended September 28, 1997 were $115.7 million, a decrease of $29.7 million or 20.4% from net sales of $145.3 million for the nine month period ended September 30, 1996. This decrease in net sales was due primarily to lower net sales of retail smoke detectors and carbon monoxide detectors in the U.S.A. and lower net sales in Australia, Canada and other export markets partially offset by higher net sales in Europe
and in the electrical contractor market in the U.S.A.   Domestic net sales in
the first nine month period of 1997 were adversely impacted by production shortfalls, delays in obtaining UL listing, the loss of distribution at a significant customer during the second half of 1996, by other competitive activity and general softness in certain of the Company's markets.

Gross Profit

Gross profit, excluding depreciation ("Gross Profit"), for the third quarter of 1997 was $14.2 million, a decrease of $10.1 million or 41.7%, compared with Gross Profit of $24.3 million in the third quarter of 1996. As a percent of net sales, Gross Profit was 27.9% and 39.9% for the third quarter of 1997 and 1996, respectively. Gross profit for the nine month period ended September 28, 1997, was $31.8 million, a decrease of $14.4 million or 31.2%, compared with gross profit of $46.2 million for the nine month period ended September 30, 1996. As a percent of net sales, gross profit was 27.5% and 31.8% for the first nine month periods of 1997 and 1996, respectively. Gross profit in the third quarter of 1997 was adversely affected by lower sales volume, particularly of higher margin carbon monoxide and smoke detectors and a decline in the average net selling price of carbon monoxide detectors, by unfavorable production variances in our manufacturing facilities and by the sale of certain obsolete or excess products at reduced margins. Gross profit in the first nine month period of 1997 was also adversely impacted by these factors, partially offset by the fact that allowances granted to customers for consumer product returns were lower in the first nine month period of 1997 than in the first nine month period of 1996.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 1997 were $13.9 million, a decrease of $4.3 million or 23.5%, compared with SG&A expenses of $18.1 million for the third quarter of 1996. SG&A expenses for the nine month period ended September 28, 1997 were $39.3 million, a decrease of $13.0 million or 24.9%, compared with SG&A expenses of $52.3 million for the nine month period ended September 30, 1996. As a percent of net sales, SG&A expenses were 27.4% in the third quarter of 1997 as compared to 29.8% in the third quarter of 1996 and 34.0% in the first nine month period of 1997 as compared to 36.0% in the first nine month period of 1996. SG&A expenses in the third quarter of 1997 compared to 1996 decreased primarily as a result of lower variable selling expenses due to lower sales volumes, lower public relations costs and collateralized material and display costs, lower employee insurance and consulting expenses. SG&A expenses in the first nine month period of 1997 compared to 1996 decreased primarily as a result of lower variable selling expenses due to lower net sales and generally lower spending consistent with the Company's plan to reduce the SG&A cost structure as publicly announced in January 1997. Additionally, SG&A expenses in the first nine month period of 1996 included certain unusual items including a charge for severance costs relating to the departure of certain employees during the first quarter of 1996 and certain marketing allowances.

Interest Expense

Interest expense for the third quarter of 1997 was $0.8 million, a decrease of $0.3 million or 25.9% from interest expense of $1.1 million for the third quarter of 1996 while interest expense for the first nine month period of 1997 was $2.5 million, a decrease of $0.1 million or 2.1% from interest expense of $2.6 million for the first nine month period of 1996. The decrease in interest expense was due mostly to lower net borrowing levels in 1997 partially offset by higher interest rates under the Credit Facility and Former Credit Facility.

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

Net Income (Loss)

Net loss for the third quarter of 1997 was $1.5 million, compared to net income of $2.2 million for the third quarter of 1996 while net loss for the first nine month period of 1997 was $9.2 million compared to a net loss of $8.2 million for the first nine month period of 1996. The increase in the net loss for the first nine month period of 1997 compared to the first nine month period of 1996 is due mostly to lower net sales partially offset by lower spending in manufacturing and SG&A costs. An income tax benefit of $6.1 million was recorded in the first nine month period of 1997, with a 40% effective tax rate, consistent with the first nine month period of 1996.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations are seasonal in nature with the months of September, October and November historically being the strongest sales months. In the year ended December 31, 1996, approximately 58.9% of the Company's net sales were generated in the last six months of the year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 28, 1997, the Company's net cash provided by operations increased to $14.2 million from cash used in operations of $17.0 million in the corresponding period in 1996. At September 28, 1997, the total indebtedness of the Company was $45.2 million under the Credit Facility. Management anticipates that cash generated from operations, together with current working capital and the Company's available credit facility, will provide sufficient liquidity to meet the Company's near term working capital and capital expenditure requirements. At September 28, 1997, the Company was not in compliance with the fixed charge coverage ratio and minimum tangible net worth covenants set forth in the Credit Facility. However, on November 4, 1997, a waiver was obtained from the lender for the existing noncompliance with these covenants. The Company will likely attempt to either amend the Credit Facility or obtain another waiver from its lender in the event that the Company is in default under the Credit Facility in the future. There can be no assurance that the Company will be able to obtain either such an amendment or waiver, if necessary.


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

DEPENDENCE UPON KEY SUPPLIERS

Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's smoke detectors and carbon monoxide detectors, and certain other components used in the Company's products, from single sources. The Company has recently developed an alternative source of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis given the unpredictability of the demand for carbon monoxide detectors. In addition, the biomimetic sensor, which is the key component used in the Company's battery powered carbon monoxide detector, is obtained by the Company pursuant to a license from Quantum Group, Inc. ("Quantum"), its sole supplier of this component. Commencing on January 1, 1997, Quantum was permitted to begin selling its sensors to other customers. There is no alternative supply for the biomimetic sensor. An extended interruption or termination in the supply of any of the components used in the

Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target Stores and Sears; home center and hardware chains, such as Lowe's, Builders Square, Home Depot, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1996, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 15% of the Company's net sales. In the nine month period ended September 28, 1997, net sales to Wal-Mart and Sam's in the aggregate, represented approximately 13% of the Company's net sales.
The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad could have a material adverse effect on the Company's financial condition and/or results of operations.

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

RELIANCE UPON CENTRALIZED MANUFACTURING FACILITIES; INTERRUPTION OF OPERATIONS

All of the Company's manufacturing occurs at its two facilities in Juarez, Mexico, except the manufacturing of fire extinguishers, which occurs at the Company's Aurora, Illinois facility. The Company's manufacturing operations utilize certain custom designed equipment which, if damaged or otherwise rendered inoperable, could result in the disruption of the Company's manufacturing operations. Although the Company maintains business interruption insurance in amounts deemed adequate by management, any extended interruption of the operations at any of these facilities could have a material adverse effect on the Company's financial condition or results of operations.

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



PART II.        OTHER INFORMATION


Item 6          Exhibits and Reports on Form 8-K



                (a)   Exhibits

                      Exhibit No.       Title
                      -----------       -----

                      11.1              Statement re: computation of per
                                        share earnings

                      27.0              Financial Data Schedule

                (b)   Reports on Form 8-K

                      There were no reports on Form 8K filed by the Company during the quarter ended September 28, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST ALERT, INC.




By:   /S/          Michael A. Rohl                 Date:  November 7, 1997
      --------------------------------------
      Michael A. Rohl, Vice President
      and Chief Financial Officer
      (Duly Authorized Officer and Principal Financial Officer
      of the Registrant)