Form 10-K405
period 1997-12-31
FIRST ALERT INC
filed 1998-03-23
CIK 918960

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $50,212,509 (based on the closing price of the Company's Common Stock on the Nasdaq Stock Market (National Market) on March 3, 1998).

     As of March 3, 1998, there were 24,335,112 shares outstanding of the Company's Common Stock ($0.01 par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Registrant's Schedule 14D-9,
Solicitation/Recommendation Statement filed with the Commission and dated March 6, 1998 are incorporated by reference into Part III and IV of this report.
================================================================================

                               FIRST ALERT, INC.

                                   FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operation...................................................   14
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial...............................................   24

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13.  Certain Relationships and Related Transactions..............   31
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   31

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

                                    BUSINESS

ITEM 1.

     The Company, through its subsidiaries, is a leading manufacturer and marketer of a broad range of residential safety products, anchored by its leadership position in the United States residential smoke detector market. The Company's market position is supported by the strength of the First Alert(R) brand name, which the Company believes is the most widely recognized consumer brand in the home safety business. The Company has capitalized on the First Alert(R) brand name and its leading smoke detector market share to develop and market a broad range of residential safety products, including carbon monoxide detectors, fire extinguishers, rechargeable flashlights and lanterns, electronic and electromechanical timers, nightlights, fire safes and chests, radon gas detectors, fire escape ladders, child safety products and motion sensing lighting controls. This broad product line enables the Company to position itself with retailers and consumers as a residential safety products provider and to stimulate incremental sales by cross-marketing its various products. The Company's most significant addition to its product line is the First Alert(R) carbon monoxide detector which was introduced in September 1993. In response to the October 1, 1995 revisions to the Underwriters Laboratories Inc. ("UL") Safety Standard 2034, the Company introduced two new carbon monoxide detectors in August 1995. In 1996, the Company introduced a plug-in carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present. In 1997, the Company introduced a new carbon monoxide detector with a replaceable nine-volt battery and in February 1998, the Company introduced a combination smoke and carbon monoxide detector, which is the first of its type in the U.S. market to obtain listing by UL. The Company's carbon monoxide detectors are designed to detect and provide an early warning against potentially harmful concentrations of carbon monoxide in the home.

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

     UL amended the standard for carbon monoxide detectors, all aspects of which were effective by October 1, 1995 and which generally called for the products to be somewhat less sensitive. In August 1995, the Company introduced two new carbon monoxide detectors, both of which complied with the new UL standard. In 1996, the Company introduced a plug-in carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present. In 1997, the Company introduced a new carbon monoxide detector with a replaceable nine-volt battery and in February 1998, the Company introduced a combination smoke and carbon monoxide detector, which is the first of its type in the U.S. market to obtain listing by UL.

     Fire Extinguishers. Over the last several years, fire extinguishers have also become a key element of residential safety for consumers. The Company is one of the leading participants in the United States retail fire extinguisher market. During 1996, the Company introduced a new line of fire extinguishers with a pressure gauge to be marketed under the SureGrip(R) brand name. The Company believes that introduction of innovative new products and expanding into new markets will help to increase demand for fire extinguishers.

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

     In 1987, the well-publicized King's Cross London Underground Station fire stimulated consumer interest in residential fire safety products in the United Kingdom. In mid-1990, the United Kingdom became the first European Community country to adopt a residential smoke detector standard. In June 1992, building regulations in England and Wales enacted by the Department of the Environment and the Welsh office became effective requiring the placement of smoke detectors on every level of new dwellings. The Company believes that the implementation of these regulations, along with educational advertising by the government, fire departments, and manufacturers in the wake of the King's Cross fire, were the primary reasons for the increase in the number of U.K. households with smoke detectors from an estimated 13% in 1988 to an estimated 77% in 1997.

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

     Carbon Monoxide Detectors. In September 1993, the Company introduced its first carbon monoxide detector in the United States under the First Alert(R) brand name. The Company introduced two new carbon monoxide detectors in August 1995, both designed to meet the October 1, 1995 revisions to UL Safety Standard 2034. One new carbon monoxide detector is an easy-to-install, nine-volt battery operated carbon monoxide detector with a two-stage alarm that provides early warnings at low levels of carbon monoxide and a full alarm at higher levels. This carbon monoxide detector incorporates a biomimetic sensor specially designed to replicate the human response to the presence of carbon monoxide in the blood stream and thus alert the user to possible dangerous levels of this colorless, odorless gas, the inhalation of which, in moderate quantities, can lead to flu-like symptoms and which, in excessive quantities, can lead to death. This sensor is contained in an easily removable unit which requires replacement, in general, every three years. The other new carbon monoxide detector uses a tin oxide technology. This model is calibrated at four levels, for long-term accuracy and reliability and it is easily installed on any standard electrical outlet. Audible and visual warning signals indicate both low and higher concentrations of carbon monoxide. In 1996, the Company introduced a plug in, tin oxide carbon monoxide detector with a digital readout that allows the consumer to know the level of carbon monoxide that is present, and a Family Gard(R) carbon monoxide detector with a sensor. In 1997, the Company introduced a new carbon monoxide detector with a replaceable nine-volt battery which uses the biomimetic technology and is in a tabletop design. In February 1998, the Company introduced a combination smoke and carbon monoxide detector which is the first of its type in the U.S. market to obtain listing by UL.

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

     Fire Extinguishers. The Company's disposable fire extinguisher product line was introduced in 1985 to complement its First Alert(R) brand smoke detectors and evidences the Company's commitment and ability to leverage the First Alert(R) brand name into other residential safety-related product categories. The Company currently markets a full range of fire extinguisher products for use by the consumer, including fire extinguishers for use in the kitchen, garage, workshop, automobile and boat. In 1996, the Company redesigned its fire extinguisher line to include a pressure gauge and be marketed under a new SureGrip(R) brand name.

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

     The following table sets forth the percentages of the Company's net sales for its product categories for the three years ended December 31:

                                                        1997     1996     1995
                                                        ----     ----     ----
Fire Safety.........................................     66.3%    58.3%    56.2%
Home Safety.........................................     26.0%    35.5%    38.1%
Home Lighting Security..............................      7.7%     6.2%     5.7%
                                                        -----    -----    -----
                                                        100.0%   100.0%   100.0%
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

PRODUCT DEVELOPMENT

     The Company directs its product development efforts towards extensions of its existing product categories with feature enhancements and the identification and development of new residential safety product categories. The Company conducts ongoing product identification and development activities spearheaded by its marketing staff. In certain circumstances, the Company engages third parties to provide or to assist in the development of specific products. In 1995, 1996 and 1997, the Company's research and development expenditures were approximately, $2.9 million, $3.1 million and $2.0 million, respectively. To facilitate its product development efforts, the Company actively participates in fire research projects, including those sponsored by the NFPA and other residential safety-related projects.

     In addition to carbon monoxide detectors, First Alert(R) product introductions since 1993 include: (i) a smoke detector with a non-removable ten year battery; (ii) a line of electromechanical timers designed to complement its line of electronic timers; (iii) a line of passive infrared motion sensors; (iv) a smoke detector for the hearing impaired comprised of a strobe light and a smoke detector in one unit; (v) a compact fire extinguisher with the fire fighting rating of a larger unit; (vi) a line of fire security safes and chests;
(vii) fire escape ladders; (viii) a smoke detector with a battery that has a six year life; (ix) child safety products; and (x) new SureGrip(R) gauged fire extinguishers.

CUSTOMERS AND CUSTOMER RELATIONS

     The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target and Sears; home center and hardware chains, such as Lowe's, Builders Square, Home Depot, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1997, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 17% of the Company's net sales. The Company believes that its broad customer base reduces its dependence on sales to any single customer. In addition, the Company believes that the breadth of its product lines allows it to supply discounters, warehouse clubs and full service retail establishments.

     The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over fifty (50) countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets.

SALES ORGANIZATION

     The Company's sales organization consists of a domestic retail division, an electrical wholesale division and an international distribution division. The Company's domestic retail sales division directly supervises sales to selected national accounts and its four domestic retail regional sales managers supervise approximately 50 commissioned sales representatives who call on domestic retailers. The sales organization of the Company's electrical wholesale division is comprised of a national sales manager and three regional managers who supervise approximately 60 independent sales organizations which are responsible for providing wholesale distributors and electrical contractors with the Company's BRK(R) Electronics line of residential safety products. The Company distributes its products in the United Kingdom, Canada and Australia through sales organizations with local country managers and in all other international markets through approximately 50 distributors under the supervision of three international sales managers.

ADVERTISING AND PROMOTION

     The Company promotes its products primarily through cooperative trade, television, print and radio advertising. In 1997 and 1996, the Company charged to operations approximately $12.8 million and $22.9 million, respectively, for advertising. The Company's principal 1997 promotions related to a magazine advertising campaign aimed at attracting attention and educating our target audience, parents who are dedicated to the safety and security of their families, on home safety issues.

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

GOVERNMENT REGULATION AND LITIGATION

     The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and has cooperated with the CPSC in its investigation. The Company has been informally advised this investigation has been closed and believes that the CPSC investigation into the sounding mechanisms of the Company's smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidents of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including BRK(R), Family Gard(R) and SureGrip(R). The Company also owns a number of patents related to the design and manufacture of its products.

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

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company has experienced, and expects to continue to experience, seasonality and quarter to quarter variability in net sales and operating income. These seasonal trends resulted in 65% and 59% of its net sales being generated in the last six months of its fiscal year in 1997 and 1996, respectively.

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

     Information regarding the sources and availability of components used in the Company's products is set forth in Note 1 on page F-7 of the Notes to Consolidated Financial Statements contained in Part IV, Item 14(a)(1) of this report.

EMPLOYEES

     As of December 31, 1997, the Company had 3,142 full-time employees, 300 of whom worked in Aurora, Illinois, 2,781 of whom worked in Juarez, Mexico/El Paso, Texas and 61 of whom worked in other locations. Approximately 94 employees are represented by the International Brotherhood of Electrical Workers, Local 134 ("IBEW"), and work under a three-year labor contract which expires on April 30, 1998. The Company believes its relations with the IBEW and its members are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Information regarding foreign operations is set forth in Note 15 on page F-20 of the Notes to Consolidated Financial Statements contained in Part IV,
Item 14(a)(1) of this report.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position with the Company of each person who is an executive officer of the Company:

                 NAME                    AGE                     POSITION
                 ----                    ---                     --------
Malcolm Candlish.......................  62    Chairman of the Board
B. Joseph Messner......................  45    President and Chief Executive Officer
Douglas H. Kellam......................  39    Vice President -- Marketing
Mark A. Devine.........................  40    Vice President -- Engineering
Michael A. Rohl........................  38    Vice President and Chief Financial Officer
Edward J. Tyranski.....................  55    Vice President -- Operations
Mark K. Welch..........................  40    Vice President -- Sales

---------------

     MALCOLM CANDLISH joined the Company as a director in August 1992 and was elected Chairman of the Board in October 1992 and Chief Executive Officer in December 1992. Mr. Candlish served as Chief Executive Officer until September 18, 1996. He also served as President of the Company from April 1, 1996 to September 18, 1996. Prior to his employment with the Company, Mr. Candlish was Chairman, Chief Executive Officer and President of Sealy, Inc., a bedding manufacturer, from 1989 until October 1992. From 1983 until 1989, Mr. Candlish was employed with Beatrice Companies, a conglomerate, as President and Chief Executive Officer of Samsonite Luggage Company, a luggage manufacturer, and, from 1977 until 1983, Mr. Candlish was employed by the Wilson Sporting Goods subsidiary of PepsiCo, Inc. in various executive positions. Mr. Candlish also serves as a director of AmerUs Life Insurance Company and The Black & Decker Corporation.

     B. JOSEPH MESSNER joined the Company as President, Chief Executive Officer and a director on September 18, 1996. Prior to his employment with the Company, Mr. Messner served as President of Bushnell Corporation, formerly the Sports Optics Division of Bausch & Lomb, Inc., from 1989 to November 1995. In the period from 1981 through 1988, he held other positions with Bausch & Lomb, Inc., including Vice President and Controller of the Eyewear Division and Corporate Director of Finance. Mr. Messner also serves as a director of Totes, Inc.

     MARK A. DEVINE has been Vice President -- Engineering of the Company since 1996. From 1987 until June 1992, Mr. Devine served as Manager of Quality Control of the BRK Electronics Division of Pittway Corporation, ("Pittway"). When the Company, through its wholly-owned subsidiary BRK Brands, Inc. ("BRK") acquired substantially all of the assets of Pittway in June 1992, Mr. Devine served in the same position with BRK until June 1994. In June 1994, he was appointed Plant Manager of Fire Extinguishing Operations of BRK.

     DOUGLAS H. KELLAM has been Vice President -- Marketing since April 1997. Prior to his employment with the Company, Mr. Kellam served as Vice
President -- Marketing and Sales for the soft drink division of Austin, Nichols & Co. from 1995 to November of 1996, and spent the seven years prior to that in brand management with the North American Pepsi Cola marketing division.

     MICHAEL A. ROHL has been Vice President and Chief Financial Officer of the Company since May 1996. He began his employment with the Company in October 1993 as Corporate Controller. From September 1992 through October 1993, Mr. Rohl served as Senior Manager, Finance for Motorola Nortel Communications and prior to that as a Senior Audit Manager with Deloitte & Touche.

     EDWARD J. TYRANSKI has been Vice President -- Operations since March 1997. Prior to his employment with the Company, Mr. Tyranski served as Executive Vice President of North American Operations for The Thermos Company beginning in 1994. Mr. Tyranski's prior experience includes positions with Allied Signal Corporation in 1994, Vice President of Worldwide Manufacturing Operations of Remington Products from 1989 to 1993, various positions at Timex Corporation from 1981 to 1989, departing as VP Manufacturing and General Manager of European Operations, Warner-Lambert Company from 1978 to 1981, and General Electric from 1965 to 1978.

     MARK K. WELCH has been Vice President -- Sales since October 1997. Prior to his employment with the Company, Mr. Welch served as President (Founder) of Elite Appliances LLC/Pillsbury Kitchen Appliances since August of 1995. From February 1994 through July of 1995, Mr. Welch served as Vice President Sales and Marketing of Windmere Corporation. From February 1985 to January 1994 Mr. Welch worked in the sales division of Black & Decker, Household Products, departing as National Sales Manager, Wal-Mart Team.

ITEM 2.  PROPERTIES

     The Company's principal manufacturing facilities are located in Juarez, Mexico. These facilities comprise a 144,000 square foot owned manufacturing plant at which smoke detectors, rechargeable flashlights and lanterns, passive infrared motion sensors, nightlights and plastic injection molded parts are produced and an adjacent 109,000 square foot leased manufacturing plant at which carbon monoxide detectors and fire security chests are produced.

     The Company occupies 60,000 square feet of office space pursuant to a fifteen-year lease of a building in Aurora, Illinois, which serves as the Company's principal executive offices. The Company also occupies a building of approximately 176,000 square feet in Aurora, Illinois, pursuant to a lease for a ten year period plus two five-year renewal options, serving as its finished goods warehouse and fire extinguisher manufacturing facility. The Company currently leases its distribution facilities in El Paso, Texas (68,000 square feet), Rexdale, Ontario (25,311 square feet), Newbury, England (14,000 square feet) and Parramatta, Australia (10,200 square feet). The Company believes that its properties, owned and leased, are and will be adequate to meet its needs in the foreseeable future.

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

     The Company vigorously contested all claims and denied liability. Nevertheless, to avoid further expense and the burdens of litigation, in November 1996, the Company agreed to tentative settlement of the consolidated class actions. An executed settlement agreement was filed with the Court on February 11, 1997 and the Court entered an order on February 25, 1997, giving preliminary approval to the settlement.

     Pursuant to the Court's February 25, 1997, order, members of the class had until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wished to receive a share of the settlement amount. The Court held a hearing on June 20, 1997, to consider the fairness of the settlement and, at that time, the Court approved the settlement.

     Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3.0 million (including attorney's fees and costs for class counsel) to be paid out in settlement. The majority of the settlement amount is being paid by the Company's directors and officers liability insurance carrier. The pendency of the Gilbert complaint has not had a material effect on the Company's financial results for any period and adequate reserves exist at December 31, 1997, for the Company's share of the settlement amount.

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

     In February 1997, the Company and its wholly-owned subsidiary, BRK Brands, Inc., were named as defendants in a purported class action lawsuit entitled Houlihan et al. vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiff claimed any personal injuries or property damage; nor did he claim specifically that his detector failed to detect dangerous levels of carbon monoxide. Rather, the plaintiff sought "rescissionary damages" and attorneys' fees. The plaintiff's original complaint was stricken by the Court on April 9, 1997, but the Court gave the plaintiff leave to re-plead the case which was done. The Company filed a Motion to Dismiss the amended complaint and that motion was granted on August 22, 1997. The case has now been settled by refunding the plaintiff's purchase price of the detector.

     On February 11, 1998, a jury returned a verdict against the Company's BRK Brands, Inc. subsidiary, awarding damages totaling $16.9 million in the case of Mercer et al. vs. BRK Brands, Inc. et al. which was tried in the Iowa District Court for Scott County. The verdict includes $12.5 million of punitive damages. The case alleged negligence, breach of warranty and fraudulent nondisclosure in connection with a BRK(R) Electronics smoke detector that alarmed during a residential fire. The punitive damage award was based upon the jury finding a preponderance of clear, convincing and satisfactory evidence the Company's conduct constituted willful and wanton disregard for the rights or safety of others. Substantially all of the cost of defense and the damages assessed in this case are covered by the Company's insurance. The Company intends to continue to vigorously contest this case by pursuing a number of post-trial motions to overturn the verdict and appealing the decision, if necessary.

     In addition to the Gilbert, Betley and Mercer actions, the Company and its subsidiaries, including BRK Brands, Inc., are parties to various product liability and other types of lawsuits and are from time to time subject to investigations by various governmental agencies, including investigations regarding environmental matters. Although the ultimate liabilities, if any, arising out of the Gilbert, Betley, Mercer and other pending legal actions or investigations cannot presently be determined, based on its past experience and assessment of such matters, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Nasdaq National Market is the principal market in which the Company's Common Stock is traded under the symbol "ALRT." See the quarterly market prices included in Note 16 on page F-21 of the Notes to Consolidated Financial Statements contained in Part IV, Item 14(a)(1) of this report.

     At March 3, 1998, there were 422 stockholders of record of the Company's Common Stock. This number does not include beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has neither declared nor paid cash dividends on its Common Stock during 1997 or 1996. The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. In addition, the current credit facility (the "Credit Facility") of the Company restricts the Company's ability to pay dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data and other data should be read in connection with the 1997 Consolidated Financial Statements of First Alert, Inc. and the Notes related thereto included in pages F-1 through F-21 of this report.

                       FIRST ALERT, INC. AND SUBSIDIARIES

                       SUMMARY OF SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
  Net sales.........................  $186,941    $205,607    $246,266    $248,404    $157,625
  Gross profit, excluding
     depreciation...................    52,592      54,996     105,286     116,415      63,468
  Selling, general and
     administrative.................    54,213      72,663      77,548      73,857      41,836
  Restructuring charge..............        --       2,499          --          --          --
  Depreciation and amortization.....     6,846       6,353       7,305       7,646       6,624
                                      --------    --------    --------    --------    --------
  Operating income (loss)...........    (8,467)    (26,519)     20,433      34,912      15,008
  Interest expense..................     3,555       3,803       1,487       2,983       6,074
  Other expenses (income)...........     1,038         628        (113)        720         452
                                      --------    --------    --------    --------    --------
  Income (loss) before taxes and
     extraordinary item.............   (13,060)    (30,950)     19,059      31,209       8,482
  Income tax provision (benefit)....    (5,224)    (12,248)      7,622      12,500       3,440
                                      --------    --------    --------    --------    --------
  Income (loss) before extraordinary
     item...........................    (7,836)    (18,702)     11,437      18,709       5,042
  Extraordinary item, net of tax
     (1)............................        --          --          --       1,084          --
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $ (7,836)   $(18,702)   $ 11,437    $ 17,625    $  5,042
                                      ========    ========    ========    ========    ========
PER SHARE DATA:(2)(3)
  Basic income (loss) per share
     before extraordinary item......  $  (0.32)   $  (0.78)   $   0.48    $   0.83    $   0.27
  Diluted income (loss) per share
     before extraordinary item......     (0.32)      (0.78)       0.46        0.79        0.25
  Basic net income (loss) per
     share..........................     (0.32)      (0.78)       0.48        0.78        0.27
  Diluted net income (loss) per
     share..........................     (0.32)      (0.78)       0.46        0.75        0.25
  Basic weighted average shares
     outstanding....................    24,242      24,119      24,043      22,538      18,720
  Diluted weighted average shares
     outstanding....................    24,242      24,119      24,831      23,601      19,941
OTHER DATA:
  Gross profit, excluding
     depreciation...................  $ 52,592    $ 54,996    $105,286    $116,415    $ 63,468
  EBITDA(4).........................    (1,621)    (20,166)     27,738      42,558      21,632
  Depreciation and amortization.....     6,846       6,353       7,305       7,646       6,624
  Capital expenditures..............     3,992       5,274      10,648       6,740       6,081

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
  Working capital...................  $ 29,611    $ 73,748    $ 68,852    $ 52,517    $ 20,552
  Total assets......................   164,361     186,491     206,993     172,305     139,868
  Long-term debt (including current
     maturities)....................    45,026      60,500      52,200      15,700      75,191
  Stockholders' equity..............    81,400      88,852     107,044      95,413      36,541

---------------
(1) The extraordinary item, net of tax, of $1,084 relates to deferred expenses arising from financing the Acquisition (See Note 1 to Consolidated Financial Statements) in 1992. The non-cash write-off of these costs is caused by the repayment of the related debt with the proceeds of the initial public offering ("IPO").

(2) The Company did not declare any cash dividends on its Common Stock for the 1993, 1994, 1995, 1996 and 1997 fiscal years.

(3) In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings per Share." All prior period EPS data has been restated.

(4) Earnings before interest expense, taxes, depreciation, amortization, and extraordinary item ("EBITDA") is a widely accepted financial indicator of a company's ability to service and/or incur debt. However, EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The discussion and analysis below contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in those forward-looking statements as a result of certain factors set forth below.

GENERAL

     In January 1997, the Company announced a series of actions designed to revitalize the Company's core product lines of smoke and carbon monoxide detectors and discontinue, reposition or outsource non-performing product lines; right-size and consolidate manufacturing operations; reduce the Company's selling, general and administrative cost structures; and aggressively address inventory levels. Associated with these actions, the Company recorded a pre-tax charge of $9.5 million ($0.23 per share after tax) in 1996 consisting of a restructuring charge of $4.5 million (See Restructuring Charge below) and other operational charges of $5.0 million.

     During 1997 the Company incurred a number of unanticipated costs associated with its manufacturing operation in Mexico. Certain of these costs related to production inefficiencies caused by manufacturing facility changes resulting partly from the delay in the receipt of UL approval for new smoke and carbon monoxide detectors scheduled for release in the second half of 1997. When it became apparent that approval would not be obtained in order to meet 1997 customer requirements for the new product, alternate products needed to be furnished which resulted in manufacturing facility realignments, shipment delays and increased customer allowances. Additionally, the Company experienced material shortages and other production inefficiencies with respect to ramping up production for other products. Approximately $4.5 million of these costs were offset by the release of reserves established in previous years which were no longer required. These reserves had been established over a period of years and their initial recording was not significant to any individual prior reporting period.

RESULTS OF OPERATIONS

     The table shown below presents, for the periods indicated, percentages of certain items in the historical statements of operations of the Company relative to net sales.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Gross profit, excluding depreciation........................   28.1     26.7     42.8
Selling, general and administrative expenses................   29.0     35.3     31.5
Restructuring charge........................................     --      1.2       --
Depreciation and amortization...............................    3.7      3.1      3.0
Operating income (loss).....................................   (4.5)   (12.9)     8.3

COMPARISON OF FISCAL 1997 TO FISCAL 1996

NET SALES

     Net sales for fiscal 1997 were $186.9 million, a decrease of $18.7 million or 9.1% from net sales of $205.6 million for fiscal 1996. This decrease was due primarily to lower unit volume and lower average selling prices of First Alert(R) Carbon Monoxide Detectors in the U.S. and slightly lower average selling prices of smoke detectors in the U.S., partially offset by higher net sales in Europe. Net sales of smoke detectors in the U.S. decreased by 2.2% while net sales of carbon monoxide detectors in the U.S. decreased 44.9% in fiscal 1997 compared to fiscal 1996. Domestic net sales in 1997 were adversely impacted by delays in ramping up the Company's manufacturing facilities due to new product introductions, certain material shortages and production inefficiencies and delays in obtaining UL approval on the new combination smoke and carbon monoxide detector. Additionally, the loss of distribution at a significant customer during the second half of 1996, other competitive activity and general softness in certain of the Company's markets adversely impacted 1997 net sales compared to 1996. Consolidated net sales of carbon monoxide detectors in fiscal 1997 were $34.8 million compared to $60.5 million during fiscal 1996.

     International net sales totalled $38.1 million in fiscal 1997, up 8.8% from $35.0 million in fiscal 1996. Net sales were up 19.9% in Europe, and increased net sales in Canada were offset by decreased net sales in Australia and in other export markets.

GROSS PROFIT, EXCLUDING DEPRECIATION

     Gross profit, excluding depreciation ("gross profit"), decreased to $52.6 million in 1997 from $55.0 million in 1996, or 4.4%. As a percent of net sales, gross profit was 28.1% in fiscal 1997 compared to 26.7% in fiscal 1996. Gross profit in 1996, excluding inventory write-downs associated with the restructuring charge of $2.0 million, was $57.0 million or 27.7% of net sales. Gross profit in 1997 was favorably impacted by cost reductions in the Company's manufacturing facilities which more than countered significantly lower production levels, and by lower allowances granted to customers for product returns in 1997 than in 1996. These overall improvements were partially offset by generally lower selling prices for carbon monoxide detectors and by slightly lower selling prices for smoke detectors. Additionally certain costs associated with inefficiencies incurred in manufacturing operations in 1997 were partially offset by the release of $1.4 million of restructuring and other reserves established in 1996 deemed no longer necessary. These reserves were deemed no longer necessary as the Company, in light of market conditions faced in 1997, reassessed its original cost estimates associated with repositioning certain product lines and consolidating its manufacturing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $54.2 million in fiscal 1997 from $72.7 million in fiscal 1996, or 25.4%. As a percent of net sales, selling, general and administrative expenses were 29.0% in fiscal 1997 as compared to 35.3% in fiscal 1996. The decrease was due primarily to lower variable costs directly related to lower net sales and generally lower spending consistent with the Company's plan to reduce the

SG&A cost structure as publicly announced in January 1997. National advertising, public relations and promotions, product packaging and display costs and outside service costs were reduced in 1997 compared to 1996. Additionally, certain costs associated with premium freight out charges and key customer allowances in 1997 were partially offset by the release of $3.1 million of reserves established in prior years deemed no longer necessary. SG&A costs in 1996 included certain one-time legal and public relations costs and a charge for severance costs relating to the departure of certain employees during 1996.

OPERATING LOSS

     Operating loss for fiscal 1997 totalled $8.5 million compared to operating loss of $26.5 million in fiscal 1996. Operating loss for fiscal 1996, before the restructuring charge totalled $22.0 million. Operating loss for 1997 was affected by reduced net sales and gross profit, higher depreciation and amortization, offset by reduced selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense decreased to $3.6 million in fiscal 1997 from $3.8 million in fiscal 1996. The decrease in interest expense was due mostly to lower net borrowing levels in 1997 partially offset by higher interest rates under both the previous and current revolving credit facilities (see Note 8 to Consolidated Financial Statements).

OTHER EXPENSES (INCOME)

     Other expenses include realized and unrealized gains/losses on foreign exchange and non-operating related costs. Other expense includes foreign exchange losses of $1.1 million in 1997 and foreign exchange gains of $0.7 million in 1996. The Company has experienced foreign exchange losses during 1997 due primarily to increased export business into continental Europe and the general strengthening of the U.S. dollar compared to most European and Asia/Pacific currencies.

NET INCOME (LOSS)

     Net loss in fiscal 1997 totalled $7.8 million compared to net loss of $18.7 million in fiscal 1996. Net loss in fiscal 1996 before the restructuring charge totalled $16.0 million. The effective tax rate was a tax benefit of 40.0% in fiscal 1997 and 39.6% in fiscal 1996.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

NET SALES

     Net sales for fiscal 1996 were $205.6 million, a decrease of $40.7 million or 16.5% from net sales of $246.3 million for fiscal 1995. This decrease was due primarily to lower unit volume net sales of smoke detectors in the U.S., Australia and in other export markets, and to lower net sales of First Alert(R) Carbon Monoxide Detectors in the U.S. and Canada caused by lower unit volume and lower average selling prices. Domestic net sales in fiscal 1996 were hurt by the loss of distribution at two significant customers during the year, by other competitive activity and general market softness. Net sales of smoke detectors in the U.S. decreased by 15.3% in fiscal 1996 compared with fiscal 1995, due partially to efforts of customers to reduce their inventories and partially to higher shipments of smoke detectors by the Company at the end of 1995. Carbon monoxide detector net sales were adversely affected by significant pricing pressures in fiscal 1996. Consolidated net sales of carbon monoxide detectors in fiscal 1996 were $60.5 million compared to $81.4 million during fiscal 1995.

     International net sales totalled $35.0 million in fiscal 1996, down 13.9% from $40.6 million in fiscal 1995. Net sales in Europe and Australia were relatively flat with the prior year while net sales declined in Canada and in other export markets.

GROSS PROFIT, EXCLUDING DEPRECIATION

     Gross profit, excluding depreciation decreased to $55.0 million in 1996 from $105.3 million in 1995, or 47.8%. As a percent of net sales, gross profit was 26.7% in fiscal 1996 compared to 42.8% in fiscal 1995. Gross profit in 1996, excluding inventory write-downs associated with the restructuring charge of $2.0 million, was $57.0 million or 27.7% of net sales while gross profit in 1995, excluding the one time $3.5 million write-off of first generation carbon monoxide sensor inventories, was $108.8 million, or 44.2% of net sales. Gross profit in 1996 was negatively impacted by the lower net sales levels, particularly of carbon monoxide detectors and smoke detectors, which significantly affected plant utilization; by generally lower selling prices for carbon monoxide detectors; by higher material costs associated with new carbon monoxide detectors introduced in August 1995, to meet an amendment to the Underwriters Laboratories Inc. ("U.L.") Standard for carbon monoxide detectors in October 1995; by higher than normal allowances granted to customers for consumer product returns, in particular, for carbon monoxide detectors, exacerbated by the amendment to the UL Standard; and by costs associated with reducing excess inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $72.7 million in fiscal 1996 from $77.5 million in fiscal 1995, or 6.3%. As a percent of net sales, selling, general and administrative expenses were 35.3% in fiscal 1996 as compared to 31.5% in fiscal 1995. The decrease in the total amount of expenses was due mostly to lower variable costs directly related to lower net sales, lower national advertising costs and lower product design costs related to the carbon monoxide detector product line. Significant product development costs were incurred in 1995 related to the new carbon monoxide detectors, which met the amended UL Standard. The decreases in the total amount of expenses were offset by higher outside service costs, certain one-time legal and public relations costs and a charge for severance costs relating to the departure of certain employees during the year.

RESTRUCTURING CHARGE

     The restructuring charge of $4.5 million referred to above includes $2.0 million for inventory write-downs which have been charged to cost of sales, excluding depreciation. The remaining $2.5 million of the restructuring charge includes $1.8 million for write-downs of manufacturing equipment, $0.3 million for plant restoration costs and $0.4 million for severance costs of approximately 600 employees who were released from employment in the fourth quarter of fiscal 1996.

OPERATING INCOME (LOSS)

     Operating loss for fiscal 1996 totalled $26.5 million compared to operating income of $20.4 million in fiscal 1995. Operating loss for fiscal 1996, before the restructuring charge totalled $22.0 million, while operating income, excluding the $3.5 million write-off, totalled $23.9 million in fiscal 1995. Operating loss for fiscal 1996 resulted from reduced sales, reduced gross profit and the restructuring charge offset by lower selling, general and administrative costs and lower depreciation and amortization.

INTEREST EXPENSE

     Interest expense increased to $3.8 million in fiscal 1996 from $1.5 million in fiscal 1995. The increase in interest expense was due mostly to the higher debt levels carried by the Company during fiscal 1996 compared to fiscal 1995 and due to the higher interest rates under a September 4, 1996, amendment to the former revolving credit facility ("Former Credit Facility").

OTHER EXPENSES (INCOME)

     Other expenses include realized and unrealized gains/losses on foreign exchange and non-operating related costs. In 1996, miscellaneous expense includes foreign exchange gains of $0.7 million, primarily related to the U.K., offset by $1.3 million of other costs.

NET INCOME (LOSS)

     Net loss in fiscal 1996 totalled $18.7 million compared to net income of $11.4 million in fiscal 1995. Net loss in fiscal 1996 before the restructuring charge totalled $16.0 million, while net income in fiscal 1995, excluding the write-off of first generation carbon monoxide sensor inventories, totalled $13.5 million. The effective tax rate was a tax benefit of 39.6% in fiscal 1996 compared to a tax provision of 40.0% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements since the Acquisition have been funded internally, supplemented by borrowings under its credit facilities. Cash provided by operations totalled $16.4 million in 1997 compared to approximately zero in fiscal 1996. At December 31, 1997, the total indebtedness of the Company was $45.0 million under a revolving credit facility. Management anticipates that cash generated from operations, together with current working capital and a renegotiated credit facility, will provide sufficient liquidity to meet the Company's working capital and capital expenditure requirements for the next twelve months.

     On May 14, 1997, the Company entered into an $80.0 million revolving three-year credit facility (the "Credit Facility") with an agent financial institution and a syndicate of banks. Advances under the Credit Facility are limited to (a) 85% of eligible accounts receivable plus (b) the lesser of 60% of eligible inventory or $35.0 million. During the period of May 1997 through October 1997, $10.0 million in additional borrowing was available and from June 1998 through September 1998, $5.0 million in additional borrowing will be available under the original agreement. All obligations under the Credit Facility are secured by first priority liens upon certain of the Company's assets. Amounts outstanding under the Credit Facility bear interest at prime rate plus 1/2% or the London Interbank Offered Rate (LIBOR) plus 2%. The Company is subject to a commitment fee of 0.375% per annum on the unused portion of the Credit Facility less $2.0 million. The Credit Facility agreement contains covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures and payment of dividends.

     At December 31, 1997, the Company was not in compliance with the total liabilities to tangible net worth, fixed charge coverage ratio and minimum tangible net worth covenants set forth in the Credit Facility. While a waiver was obtained from the lender for the noncompliance with these covenants at December 31, 1997, it is not expected that the Company will be able to meet the restrictive covenants throughout 1998. Accordingly, the Credit Facility has been classified as a current liability. The Company is currently negotiating the terms of an extension of the Credit Facility, as well as a modification of the restrictive covenants and fully expects that a new agreement with its current lender will be in place by the second quarter of 1998.

     Of the Company's 1997 net sales, 65.3% were generated in the third and fourth quarters. In order to stabilize its manufacturing operations and to ensure that products are available to meet customer orders in the third and fourth quarters, the Company manufactures its products at relatively constant rates throughout the year. The Company generates a significant amount of its net cash from operating activities in the fourth and first quarters, reflecting the reduction in inventory and the collection of accounts receivable from sales in the third and fourth quarters. The Company expects the borrowing levels to follow normal seasonal patterns in the near future. Historically, the Company's principal uses of funds generated from operations have been to purchase inventory and fixed assets, support credit terms offered to customers and service its indebtedness. Such uses are expected to be the Company's primary uses of funds in the future.

     Historically, the Company's capital expenditures primarily have been for the acquisition of tooling required for injection molding of plastic parts used in new and existing products. In addition, machinery and equipment have been acquired to enable the Company to manufacture its products more efficiently and in volumes needed to support sales growth. Future capital expenditures will continue to be required for tooling and machinery to support the anticipated sales growth of the business and support new product introductions. Capital expenditures for fiscal 1997, fiscal 1996 and fiscal 1995 were $4.0 million, $5.3 million and $10.6 million, respectively.

     Net cash provided by financing activities primarily has been used for working capital. It is expected that for the foreseeable future all cash generated from operations will be used to fund the Company's working capital and capital expenditure requirements and to service its obligations under the Credit Facility.

     The principal source of net cash from financing activities has been borrowings under the Credit Facility.

IMPACT OF THE YEAR 2000 ISSUE

     The Company has determined that it will be required to modify or upgrade significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Year 2000 Issue is currently not expected to have a significant impact on the future results of operations of the Company.

SEASONALITY

     The Company's operations are seasonal in nature with the months of September, October and November being the strongest sales months historically. In the year ended December 31, 1997, 65.3% of the Company's net sales were generated in the last six months of the year.

INFLATION

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. In the past, the Company has successfully mitigated the effects of inflation by instituting operating efficiencies and improved product designs.

IMPACT OF NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB Opinion No. 15 (APB 15), "Earnings per Share." As prescribed by SFAS 128, the Company retroactively adopted this standard in the fourth quarter 1997, and has restated all prior-period EPS data presented. The adoption of SFAS 128 had little or no impact on previously reported EPS.

     Financial Accounting Standards Board Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Financial Accounting Standards Board Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for the Company's fiscal year 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

SUBSEQUENT EVENTS

     On February 11, 1998, a jury returned a verdict against the Company's BRK Brands, Inc. subsidiary, awarding damages totalling $16.9 million in the case of Mercer et al. vs. BRK Brands, Inc. et al. which was tried in the Iowa District Court for Scott County. The verdict includes $12.5 million of punitive damages. The case alleged negligence, breach of warranty and fraudulent nondisclosure in connection with a BRK(R) Electronics smoke detector that alarmed during a residential fire. The punitive damage award was based upon the jury finding a preponderance of clear, convincing and satisfactory evidence the Company's conduct constituted willful and wanton disregard for the rights or safety of others. Substantially all of the cost of defense and the damages assessed in this case are covered by the Company's insurance. The Company intends to continue to vigorously contest this case by pursuing a number of post-trial motions to overturn the verdict and appealing the decision, if necessary.

     On March 2, 1998, the Company announced that it had entered into a definitive agreement with Sunbeam Corporation ("the Agreement") providing for the acquisition of the Company by Sunbeam in a transaction valued at approximately $175 million including the assumption of existing debt. The consummation of the offer is subject to certain customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. The Agreement provides that the Company pay a fee of $3.75 million in the event that the acquisition is terminated.

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

DEPENDENCE ON KEY SUPPLIERS

     Information regarding the dependence upon key suppliers for certain components used in the Company's products is incorporated herein by reference from Note 1 on page F-7 of the Notes to Consolidated Financial Statements contained in Part IV, Item 14(a)(1) of this report.

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

DEPENDENCE ON TIMELY PRODUCT INTRODUCTION

     The Company's ability to remain competitive in the home safety product market will depend in part upon its ability to successfully identify new product opportunities and to develop and introduce new products and enhancements on a timely and cost effective basis. There can be no assurance that the Company will be successful in developing and marketing new products or in enhancing its existing products, that new products, such as its carbon monoxide detectors or combined smoke and carbon monoxide detector, will achieve ongoing consumer acceptance, that products developed by others will not render the Company's products non-competitive or obsolete or that the Company will be able to obtain or maintain the rights to use proprietary technologies developed by others which are incorporated in the Company's products. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's financial condition and results of operations.

     The future introduction of new products may require the expenditure of funds for research and development, tooling, manufacturing processes, inventory and marketing. In order to achieve high volume production of any new product, the Company may have to make substantial investments in inventory and expand its production capabilities.

DEPENDENCE ON MAJOR RETAIL CUSTOMERS

     The Company's performance is affected by the economic strength and weakness of its worldwide retail customers. The Company sells its products to mass merchants, such as Wal-Mart, Kmart, Target and Sears; home center and hardware chains, such as Lowe's, Builders Square, Home Depot, True Value/Cotter and Ace Hardware; catalog showrooms, such as Service Merchandise; warehouse clubs, such as Price Club and Sam's; and electrical wholesale distributors such as Graybar, Wesco and Grainger. In 1997, net sales to Wal-Mart and Sam's, in the aggregate, represented approximately 17% of the Company's net sales. The Company also supplies its products to its wholly-owned, non-U.S. subsidiaries and to independent foreign distributors, who in turn distribute the Company's products to over 500 customers in over 50 countries worldwide, with the United Kingdom, Canada, Australia and the Scandinavian countries currently representing the Company's principal foreign markets. The loss of any one or more of the Company's key retail customers either in the United States or abroad, could have a material adverse effect on the Company's financial condition or results of operations.

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

GOVERNMENT REGULATION; POTENTIAL PRODUCT RECALLS; ALLEGED NUISANCE DETECTORS

     The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company markets its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products in the future. On September 8, 1995, the Company received a Special Order and Subpoena from the CPSC for the production of certain records and answers to questions relating to the sounding mechanisms in the Company's smoke detectors. The Company has responded to these requests and has cooperated with the CPSC in its investigation. The Company has been informally advised this investigation has been closed and believes that the CPSC investigation into the sounding mechanisms of the Company's smoke detectors will not have a material adverse effect on the Company's financial condition or results of operations. Since the introduction of the Company's carbon monoxide detector in 1993, there have been numerous reports of incidents of alleged false or nuisance alarms regarding carbon monoxide detectors, including those manufactured by the Company. Since March 1994, the Company has received two requests for information from the CPSC with respect to these alleged false or nuisance alarms by the Company's carbon monoxide detectors. Based on the nature of the alleged problem, the Company does not believe that the CPSC investigation into carbon monoxide detectors will have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that this investigation will be resolved in favor of the Company. If this investigation results in a recall of the Company's products, such recall could have a material adverse effect on the Company's financial condition or results of operations.

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

GENERAL ECONOMIC CONDITIONS AND LIQUIDITY

     General economic conditions, both domestic and foreign, and sources and availability of financing have an impact on the Company's business, financial condition and results of operations. From time to time the markets in which the Company sells its products experience weak economic conditions that may negatively affect the sales of the Company's products. To the extent that general economic conditions affect the demand for products sold by the Company, or the sources and availability of funding of the Company's operations, whether or not under the Company's credit facility, such conditions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, operating its business in countries outside of the United States exposes the Company to fluctuations in foreign currency exchange rates, exchange ratios, nationalization or expropriation of assets, import/export controls, political instability and variations in the protection of intellectual property rights. In addition, limitations on foreign investments and restrictions on the ability to convert currency are risks in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business, any one of which alone or collectively, could have a material adverse effect on the Company's international operations, and consequently on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included herein on pages F-1 through F-21, together with the "Report of Independent Accountants" on page F-2 and the unaudited supplementary data that are included in Note 16 -- Quarterly Results on page F-21 contained in Part IV, Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors is divided into three classes, with each class as nearly equal in number as possible. One class is elected each year for a term of three years. The Company presently has a Board of Directors of seven members.

     The following are the current directors of the Company:

                                            YEAR FIRST
                                            ELECTED A        POSITION WITH THE COMPANY OR PRINCIPAL
          NAME OF DIRECTOR            AGE    DIRECTOR        OCCUPATION DURING THE PAST FIVE YEARS
          ----------------            ---   ----------       --------------------------------------
SERVING FOR A TERM ENDING IN 2000:
Malcolm Candlish....................  62       1992      Malcolm Candlish joined the Company as a
                                                         director in August 1992 and was elected
                                                         Chairman of the Board in October 1992 and
                                                         Chief Executive Officer in December 1992. Mr.
                                                         Candlish served as Chief Executive Officer
                                                         until September 18, 1996. He also served as
                                                         President of the Company from April 1, 1996 to
                                                         September 18, 1996. Prior to his employment
                                                         with the Company, Mr. Candlish was Chairman,
                                                         Chief Executive Officer and President of
                                                         Sealy, Inc., a bedding manufacturer, from 1989
                                                         until October 1992. From 1983 until 1989, Mr.
                                                         Candlish was employed with Beatrice Companies,
                                                         a conglomerate, as President and Chief
                                                         Executive Officer of Samsonite Luggage
                                                         Company, a luggage manufacturer and, from 1977
                                                         until 1983, Mr. Candlish was employed by the
                                                         Wilson Sporting Goods subsidiary of PepsiCo.,
                                                         Inc. in various executive positions. Mr.
                                                         Candlish also serves as a director of AmerUs
                                                         Life Insurance Company and The Black & Decker
                                                         Corporation.

                                            YEAR FIRST
                                            ELECTED A        POSITION WITH THE COMPANY OR PRINCIPAL
          NAME OF DIRECTOR            AGE    DIRECTOR        OCCUPATION DURING THE PAST FIVE YEARS
          ----------------            ---   ----------       --------------------------------------
David V. Harkins....................  57       1992      David V. Harkins has served as a director of
                                                         the Company since July 1992. Mr. Harkins has
                                                         also served as Chairman of the Company's
                                                         Compensation Committee and as a member of the
                                                         Company's Audit Committee since October 1992.
                                                         Mr. Harkins has been employed by THL Co., an
                                                         investment firm, since 1986 and currently
                                                         serves as a Senior Managing Director. Mr.
                                                         Harkins has been Chairman and director of
                                                         National Dentex Corporation, an operator of
                                                         dental laboratories, since 1983. Mr. Harkins
                                                         also serves as Senior Vice President and
                                                         Trustee of Thomas H. Lee Advisors I, L.P.
                                                         ("Advisors I") and Mezzanine II, an affiliate
                                                         of the ML-Lee Acquisition Funds, and as a
                                                         director of Stanley Furniture Company, Inc.,
                                                         Fisher Scientific International Inc., Syratech
                                                         Corporation, Freedom Securities Corporation
                                                         and various private corporations.
Albert L. Prillaman.................  52       1997      Albert L. Prillaman currently serves as
                                                         Chairman, Chief Executive Officer and
                                                         President of Stanley Furniture Company, Inc.
                                                         ("Stanley"), a furniture manufacturer. Mr.
                                                         Prillaman has been President and Chief
                                                         Executive Officer of Stanley since December
                                                         1985 and Chairman of the Board of Stanley
                                                         since September 1988. Before such time, Mr.
                                                         Prillaman served in various executive
                                                         capacities with Stanley and its predecessor
                                                         company since 1969. Mr. Prillaman also is a
                                                         director of MainStreet BankGroup Incorporated.
SERVING A TERM ENDING IN 1998:
John R. Albers......................  66       1995      John R. Albers has served as a director of the
                                                         Company since July 1995. Mr. Albers has also
                                                         served as a member of the Company's
                                                         Compensation Committee since July 1995. From
                                                         May 1995 to present, Mr. Albers has served as
                                                         Chief Executive Officer and President of
                                                         Fairfield Enterprises, Inc., a holding
                                                         company. From 1988 to March 1995, Mr. Albers
                                                         served as Chairman, President and Chief
                                                         Executive Officer of Dr. Pepper/Seven-Up
                                                         Companies, Inc., a beverage manufacturer. Mr.
                                                         Albers is also a director of AmerUs Life
                                                         Insurance Company and AMAL.

                                            YEAR FIRST
                                            ELECTED A        POSITION WITH THE COMPANY OR PRINCIPAL
          NAME OF DIRECTOR            AGE    DIRECTOR        OCCUPATION DURING THE PAST FIVE YEARS
          ----------------            ---   ----------       --------------------------------------
Anthony J. DiNovi...................  35       1992      Anthony J. DiNovi has served as a director of
                                                         the Company since July 1992. Mr. DiNovi has
                                                         also served on the Company's Audit Committee
                                                         since October 1992 and the Company's
                                                         Compensation Committee since July 1995. Mr.
                                                         DiNovi has been employed by THL Co., an
                                                         investment firm, since 1988 and currently
                                                         serves as a Managing Director. Mr. DiNovi also
                                                         serves as a Vice President of Advisors I and
                                                         Mezzanine II, an affiliate of the ML-Lee
                                                         Acquisition Funds, and as a director of
                                                         Safelite Glass Corp., The Learning Company,
                                                         Inc., Fisher Scientific International Inc. and
                                                         various private corporations.
SERVING A TERM ENDING IN 1999:
B. Joseph Messner...................  45       1996      B. Joseph Messner joined the Company as the
                                                         President, Chief Executive Officer and a
                                                         director on September 18, 1996. Prior to his
                                                         employment with the Company, Mr. Messner
                                                         served as president of Bushnell Corporation,
                                                         formerly the Sports Optics Division of Bausch
                                                         & Lomb, Inc. from 1989 to November 1995. In
                                                         the period from 1981 through 1988, he held
                                                         other positions with Bausch & Lomb, Inc.
                                                         including Vice President and Controller of the
                                                         Eyewear Division and Corporate Director of
                                                         Finance. Mr. Messner also serves as a director
                                                         of Totes, Inc.
Scott A. Schoen.....................  39       1992      Scott A. Schoen has served as a director of
                                                         the Company since July 1992. Mr. Schoen has
                                                         also served as a member of the Company's
                                                         Compensation Committee and Chairman of the
                                                         Company's Audit Committee since October 1992.
                                                         Mr. Schoen has been employed by THL Co., an
                                                         investment firm, since 1986 and currently
                                                         serves as a Managing Director. Mr. Schoen also
                                                         serves as a Vice President of Advisors I and
                                                         Mezzanine II, an affiliate of the ML-Lee
                                                         Acquisition Funds and as a director of
                                                         Signature Brands USA, Inc., Rayovac
                                                         Corporation, Syratech Corporation,
                                                         TransWestern Communications Company, Inc.,
                                                         Anchor Advanced Products, Inc. and various
                                                         private corporations.

                 INFORMATION CONCERNING THE BOARD OF DIRECTORS

     Directors of the Company who are not employees of the Company and who are not affiliates of significant investors in the Company receive an annual retainer of $13,000 and a fee of $2,000 for each Board meeting attended or $500 for each Board meeting in which the director participates by telephone. Such directors also receive annual retainer fees of an aggregate of $2,000 for service as a member of one or more Board committees and fees for each Board committee meeting attended, not held in conjunction with a full Board meeting, of $1,000 or $500 for each committee meeting in which the director participates by telephone. Pursuant to the Non-Qualified Stock Option Plan for Non-Employee Directors, ("Non-Employee Director

Plan"), qualifying directors receive approximately one half of their compensation as directors in the form of options to acquire Common Stock of the Company. No director received compensation for serving as such, except that in 1997 Mr. Albers earned $13,250 and Mr. Prillaman earned $9,500 in cash and Messrs. Albers and Prillaman received options to purchase 6,456 and 6,827 shares of Common Stock, respectively, under the Non-Employee Director Plan; and Messrs. Candlish and Messner received compensation as employees of BRK Brands, Inc., the principal subsidiary of the Company. During 1997, BRK Brands, Inc. also reimbursed the travel expenses of Messrs. Albers, DiNovi, Harkins, Prillaman and Schoen in the amount of approximately $11,743, $5,385, $5,874, $2,745 and $7,293, respectively, in connection with their attending meetings of the Board of Directors of the Company.

     See Item 1, "Executive Officers" for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ending December 31, 1995, 1996 and 1997, the cash compensation paid by the Company and its Subsidiaries, to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company and its subsidiaries (other than the Chief Executive Officer) at the end of 1997.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                              ANNUAL COMPENSATION             ------------
                                    ---------------------------------------    SECURITIES
                                                               OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR  SALARY $(1)   BONUS $(1)   COMPENSATION   OPTIONS (#)    COMPENSATION
----------------------------  ----  -----------   ----------   ------------   ------------   ------------
Malcolm Candlish............  1997   $101,154           0        $  8,290(2)           0        $3,872(3)
  Chairman of the Board       1996    325,000           0          64,081(2)      50,000         4,425(4)
                              1995    400,000           0          77,277(2)      45,000         6,524(5)
B. Joseph Messner(6)........  1997    300,000           0          22,887(2)     500,000(7)      2,299(8)
  President and Chief         1996     84,231           0          11,319(9)     500,000           532(10)
  Executive Officer           1995          0           0               0              0             0
Mark A. Devine..............  1997     97,885           0               0         79,500(11)     6,117(12)
  Vice
    President -- Engineering  1996     83,501       2,000               0          3,500         2,475(13)
                              1995     87,723           0               0          1,000         2,632(14)
Douglas H. Kellam(15).......  1997    120,962           0         117,804(16)    100,000         1,540(17)
  Vice
     President -- Marketing   1996          0           0               0              0             0
                              1995          0           0               0              0             0
Michael A. Rohl.............  1997    125,769           0               0        114,200(18)     8,472(19)
  Vice President and          1996    112,384           0               0         23,000         6,069(20)
  Chief Financial Officer     1995     99,885       5,000               0          4,000         3,687(21)
Edward J. Tyranski(22)......  1997    120,000           0               0        100,000         4,958(23)
  Vice President --           1996          0           0               0              0             0
  Operations                  1995          0           0               0              0             0

---------------
 (1) Salary and bonus amounts are presented in the year earned; however, the payment of such amounts may have occurred in other years.

 (2) Represents commuting expenses.

 (3) Represents $2,375 contributed by BRK pursuant to BRK's Retirement Savings Plan -- 401(K) (the "401(K) Plan") and $1,497 of insurance premiums.

 (4) Represents $2,521 contributed by BRK pursuant to the 401(K) Plan and $1,904 of insurance premiums.

 (5) Represents $4,620 contributed by BRK pursuant to the 401(K) Plan and $1,904 of insurance premiums.

 (6) Mr. Messner became President and Chief Executive Officer of the Company in September 1996.

 (7) Represents repricing of 500,000 options granted in 1996.

 (8) Represents $472 contributed by BRK pursuant to the 401(K) Plan, $483 of insurance premiums and $1,344 for personal use of a company car.

 (9) Represents reimbursement of commuting and other expenses.

(10) Represents $532 for personal use of a company car.

(11) Includes repricing of 4,500 options granted in 1996 and 1995.

(12) Represents $2,937 contributed by BRK pursuant to the 401(K) Plan, $29 of insurance premiums and $3,151 for personal use of a company car.

(13) Represents $2,475 contributed by BRK pursuant to the 401(K) Plan.

(14) Represents $2,632 contributed by BRK pursuant to the 401(K) Plan.

(15) Mr. Kellam became Vice President -- Marketing of the Company in April 1997.

(16) Represents the reimbursement of moving related expenses.

(17) Represents $85 of insurance premiums and $1,455 for personal use of a company car.

(18) Includes repricing of 64,200 options granted in 1996, 1995 and 1994.

(19) Represents $3,773 contributed by BRK pursuant to the 401(K) Plan, $74 of insurance premiums and $4,625 for personal use of a company car.

(20) Represents $3,372 contributed by BRK pursuant to the 401(K) Plan and $2,697 for personal use of a company car.

(21) Represents $3,687 contributed by BRK pursuant to the 401(K) Plan.

(22) Mr. Tyranski became Vice President -- Operations of the Company in March 1997.

(23) Represents $791 of insurance premiums and $4,167 for personal use of a company car.

STOCK OPTIONS

     The following table contains information concerning the grant of stock options during 1997 to the Company's executives listed in the Summary Compensation Table above.

     Irrespective of the theoretical value placed on a stock option on the date of grant, its ultimate value will depend on the market value of the Company's Common Stock at a future date. If the price of the Company's Common Stock increases, all stockholders will benefit commensurately with the optionees.

                             OPTION GRANTS IN 1997

                                                INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                            ----------------------------------------------------------    AT ASSUMED RATES OF STOCK
                               NUMBER OF      PERCENT OF TOTAL                             PRICE APPRECIATION FOR
                              SECURITIES      OPTIONS GRANTED                                    OPTION TERM
                              UNDERLYING      TO EMPLOYEES IN    EXERCISE   EXPIRATION   ---------------------------
NAME                        OPTIONS GRANTED     FISCAL YEAR       PRICE        DATE           5%            10%
----                        ---------------   ----------------   --------   ----------   ------------   ------------
Malcolm Candlish..........            0                0               0           0               0              0
B. Joseph Messner.........      500,000(1)          38.4%        $3.1875     2/14/07      $1,002,301     $2,540,027
Mark A. Devine............       79,500(1)           6.1%         3.1875     2/14/07      $  159,366     $  403,664
Douglas H. Kellam.........      100,000(2)           7.7%         2.7656      4/7/07      $  173,927     $  440,765
Michael A. Rohl...........      114,200(1)           8.8%         3.1875     2/14/07      $  228,926     $  580,142
Edward J. Tyranski........      100,000(3)           7.7%         2.9373     3/31/07      $  184,725     $  468,130

---------------
(1) On February 14, 1997, the Company granted new options to acquire a total of 279,000 shares of Common Stock at an exercise price of $3.19 per share to certain employees, including options to Messrs. Devine and Rohl for 75,000 and 50,000 shares, respectively. Additionally, on February 14, 1997, the Company gave holders of options for an aggregate of 619,200 shares previously granted, including 114,000 shares apart from any Company stock option plan, the opportunity to exchange such options for newly granted options to purchase the same number of shares at $3.19 per share. Mr. Messner exchanged 300,000 shares, including 114,000 shares apart from any company stock option plan. Additionally, Mr. Messner exchanged the options to purchase 200,000 shares of Common Stock for options to purchase the same number of shares at $3.19 per share. These options vested only if a change in control of the Company occurred prior to December 31, 1997. The options for a total of 500,000 shares held by Mr. Messner were originally granted on September 18, 1996, at a price of $6.06 per share. Messrs. Devine and Rohl exchanged 4,500 and 64,200 shares, respectively. Of Mr. Devine's 4,500 options, 1,000 were issued on January 5, 1995 at $13.50 per share, 2,000 were issued on February 9, 1996 at $7.94 per share and 1,500 were issued on April 4, 1996 at $6.69 per share. Of Mr. Rohl's 64,200 options, 37,200 were issued on February 3, 1994 at $8.50 per share, 4,000 were issued on January 5, 1995 at $13.50 per share, 10,000 were issued on February 9, 1996 at $7.94 per share and 13,000 were issued on April 4, 1996 at $6.69 per share. These options were not exercisable during the first twelve months after the date of grant and, thereafter, the options become exercisable as to 25% of the shares covered thereby on each anniversary of the date of grant.

    The Board of Directors of the Company approved the foregoing repricing, effective February 14, 1997, of all outstanding options under the Company's 1994 Stock Option Plan (the "Plan") for all participants in the Plan with the exception of the Chairman of the Board. The rationale for the repricing was as follows: a) Mr. Messner, President and Chief Executive Officer, was in the process of completing his management team by filling the positions of Vice President -- Marketing and Vice President -- Operations, had reviewed market compensation packages for such executives and determined that stock options were a critical component, b) at the same time it was recognized that the existing management team (consisting of all Plan participants) had options that were significantly "out of the money" and realistically lacked any effective incentive from outstanding options, and c) in order to create an effective incentive for the management team to increase stockholder value, the Board of Directors voted to reprice existing options to provide essentially the same incentive to all then current participants in the Company's principal stock option plan.

(2) On April 7, 1997, the Company granted options to acquire 100,000 shares of Common Stock at an exercise price of $2.77 per share to Mr. Kellam. These options were not exercisable during the first twelve months after the date of grant, and, thereafter, the options become exercisable as to 25% of the shares covered thereby on each anniversary of the date of grant.

(3) On March 31, 1997, the Company granted options to acquire 100,000 shares of Common Stock at an exercise price of $2.94 per share to Mr. Tyranski. These options were not exercisable during the first twelve months after the date of grant, and, thereafter, the options became exercisable as to 25% of the shares covered thereby on each anniversary of the date of grant.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the Company's executives listed in the Summary Compensation Table above, concerning the exercise of options during the year ended December 31, 1997 and unexercised options held as of the end of the fiscal year.

                           AGGREGATE OPTION EXERCISES
               AND YEAR-END OPTION VALUES AS OF DECEMBER 31, 1997

                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS AT               IN THE MONEY OPTIONS
                                                           DECEMBER 31, 1997          AT DECEMBER 31, 1997(1)
                         SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                       ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     ---------------   --------   -----------   -------------   -----------   -------------
Malcolm Candlish.......         0             0         478,999        181,333       $163,871        $40,968
B. Joseph Messner......         0             0               0        300,000              0              0
Mark A. Devine.........         0             0               0         79,500              0              0
Douglas H. Kellam......         0             0               0        100,000              0              0
Michael A. Rohl........         0             0               0        114,200              0              0
Edward J. Tyranski.....         0             0               0        100,000              0              0

---------------
(1) The amounts set forth represent the difference, if positive, between the fair market value of the Common Stock underlying the options at December 31, 1997 ($2.125 per share) and the exercise price of the options ($1.613 for options under the 1992 Stock Option Plan and $8.50, $13.50, $7.94 and $3.19 for options under the 1994 Stock Option Plan, $2.94 and $2.77 for options under the 1997 Stock Option Plan and $3.19 for options granted apart from any Company stock option plan), multiplied by the applicable number of shares for which options have been granted.

PENSION PLANS

     The Company's Pension Plan is a non-contributory defined benefit plan that provides for fixed benefits to employees and their survivors in the event of retirement after certain age and service requirements have been met. Normal retirement age under the Pension Plan is 65. There is no maximum number of years of service that may be considered under the Pension Plan formula.

     The following table illustrates the estimated annual benefits payable, without any offset for social security benefits, upon retirement pursuant to the Pension Plan for specified remuneration and years of participating service and assuming retirement at normal retirement age. The Company does not have any supplemental pension program so no such benefits are reflected in the table.

                                                          YEARS OF SERVICE
                                      --------------------------------------------------------
            REMUNERATION                 15          20          25          30          35
            ------------              --------    --------    --------    --------    --------
$ 75,000............................  $ 14,436    $ 19,248    $ 24,060    $ 28,872    $ 33,684
$100,000............................  $ 21,374    $ 28,498    $ 35,623    $ 42,747    $ 49,872
$125,000............................  $ 28,311    $ 37,748    $ 47,185    $ 56,622    $ 66,059
$150,000............................  $ 35,249    $ 46,998    $ 58,748    $ 70,497    $ 82,247
$175,000............................  $ 42,186    $ 56,248    $ 70,310    $ 84,372    $ 98,434
$200,000............................  $ 49,124    $ 65,498    $ 81,873    $ 98,247    $114,622
$225,000............................  $ 56,061    $ 74,748    $ 93,435    $112,122    $130,809
$250,000............................  $ 62,999    $ 83,998    $104,998    $125,997    $146,997
$300,000............................  $ 76,874    $102,498    $128,123    $153,747    $179,372
$400,000............................  $104,624    $139,498    $174,373    $209,247    $244,122

     Messrs. Candlish, Messner, Devine and Rohl, respectively, had 5, 1, 5 and 4 years of credited service under the Pension Plan as of December 31, 1997, while Messrs. Kellam and Tyranski each had less than one year of credited service. "Remuneration" means average base salary, prior to reduction for any pre-tax contributions made to a 401(K) savings plan, plus incentive compensation ("Bonus" as displayed in the Summary Compensation Table). The basis on which benefits are computed is (i) the straight life annuity method for single participants with all payments ceasing at death and (ii) the joint and 50% surviving spouse annuity method for married participants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Security Ownership of Directors and Executive Officers" contained in the Company's Schedule 14D-9, Solicitation/Recommendation Statement filed with the Commission and dated March 6, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the captions "Employment Agreements," "Salary Continuation Arrangements," "Termination Benefits Agreement" and "Certain Relationships and Related Transactions" contained in the Company's Schedule 14D-9, Solicitation/Recommendation Statement filed with the Commission and dated March 6, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of First Alert, Inc.:

          Consolidated Balance Sheet -- December 31, 1997 and 1996 on page F-3 hereof.

          Consolidated Statement of Operations -- years ended December 31, 1997, 1996 and 1995 on page F-4 hereof.

          Consolidated Statement of Cash Flows -- years ended December 31, 1997, 1996 and 1995 on page F-5 hereof.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 on page F-6 hereof.

          Notes to the Consolidated Financial Statements on pages F-7 through F-21 hereof.

          Report of Independent Accountants on page F-2 hereof.

(2) FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule is filed with this report:

          Schedule II -- Valuation and Qualifying Accounts

     The Report of Independent Accountants on Financial Statement Schedule appears on page 37 of this report. All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) EXHIBITS

     The following is a list of exhibits filed as part of the Form 10-K.

  EXHIBIT NO.                              TITLE
  -----------                              -----
       2.1      Amended and Restated Asset Purchase Agreement, dated as of
                July 31, 1992, with Pittway (incorporated by reference to
                Exhibit 2.1 to the Company's Registration Statement on Form
                S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
       3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
       3.2      Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.2 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
       3.3      By-Laws of the Company (incorporated by reference to Exhibit
                3.3 to the Company's Registration Statement on Form S-1 (No.
                33-75132), as filed on February 9, 1994, as amended)

  EXHIBIT NO.                              TITLE
  -----------                              -----
       3.4      Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
       4.1      Specimen Form of the Company's Common Stock Certificate
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
      10.1      Note and Stock Purchase Agreement, dated July 31, 1992 among
                BRK Brands, the Company and the ML-Lee Acquisition Funds
                (incorporated by reference to Exhibit 10.1 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
      10.2      Holding Company Guaranty, dated July 31, 1992, by the
                Company in favor of the ML-Lee Acquisition Funds
                (incorporated by reference to Exhibit 10.2 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
      10.3      OEM Agreement, dated March 31, 1992, between Nittan Company
                Ltd. and BRK Brands (incorporated by reference to Exhibit
                10.21 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
      10.4      NDC and BRK Distribution Agreement, dated December 22, 1993, between BRK Brands and Nippon Dry Chemical Co. (incorporated by reference to Exhibit 10.22 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
      10.5      Distribution Agreement, dated July 31, 1992, between Pittway
                Australia Pty. Ltd and BRK Brands (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
      10.6      Distribution Agreement, dated July 31, 1992, between the
                System Sensor Division of Pittway and BRK Brands
                (incorporated by reference to Exhibit 10.24 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
      10.7      License and Distribution Agreement, dated March 19, 1993,
                between Quantum Group, Inc. and BRK Brands (incorporated by reference to Exhibit 10.25 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
      10.8      Data Processing Services and Data File Conversion Agreement,
                dated July 31,1992, between BRK Brands and the System Sensor
                Division of Pittway (incorporated by reference to Exhibit
                10.26 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
      10.9      Technology and Know-How License Agreement, dated July 31,
                1992, between Pittway and BRK Brands (incorporated by
                reference to Exhibit 10.27 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
     10.10      Manufacturing, Testing and Miscellaneous Services Agreement,
                dated July 31, 1992, between BRK Brands, Pittway and
                Electronica BRK de Mexico, S.A. de C.V. (incorporated by
                reference to Exhibit 10.28 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
     10.11      U.S. Patent Assignment, dated July 31, 1992, between Pittway and BRK Brands (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No.
                33-75132), as filed on February 9, 1994, as amended)
     10.12      Foreign Patent Assignment, dated July 31, 1992, between
                Pittway and BRK Brands (incorporated by reference to Exhibit
                10.30 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
     10.13      U.S. Trademark Assignment, dated July 31, 1992, between
                Pittway and BRK Brands (incorporated by reference to Exhibit
                10.31 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
     10.14      Foreign Trademark Assignment, dated July 31, 1992, between
                Pittway and BRK Brands (incorporated by reference to Exhibit
                10.32 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
     10.15      Copyright Assignment, dated July 31, 1992, between Pittway and BRK Brands (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No.
                33-75132), as filed on February 9, 1994, as amended)
     10.16      Trademarks, Technology and Know-How License Agreement, dated
                July 31, 1992, by and among the First Alert Trust, BRK
                Brands and Pittway (incorporated by reference to Exhibit
                10.34 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)

  EXHIBIT NO.                              TITLE
  -----------                              -----
     10.17      Management Stock Subscription Agreement, dated July 31, 1992
                (incorporated by reference to Exhibit 10.35 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.18      Equity Investor Stock Subscription Agreement, dated July 31,
                1992 (incorporated by reference to Exhibit 10.36 to the
                Company's Registration Statement on Form S-1 (No. 33-75132),
                as filed on February 9, 1994, as amended)
     10.19      Management IRA Stock Subscription Agreement, dated July 31,
                1992 (incorporated by reference to Exhibit 10.37 to the
                Company's Registration Statement on Form S-1 (No. 33-75132),
                as filed on February 9, 1994, as amended)
     10.20      Stock Subscription Agreement, dated October 31, 1992
                (incorporated by reference to Exhibit 10.38 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.21      Shareholders' Agreement, dated October 31, 1992
                (incorporated by reference to Exhibit 10.39 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.22      Registration Rights Agreement, dated July 31, 1992
                (incorporated by reference to Exhibit 10.40 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.23      1992 Time Accelerated Restricted Stock Option Plan
                (incorporated by reference to Exhibit 10.41 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.24      1994 Stock Option Plan (incorporated by reference to Exhibit
                10.42 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
     10.25      1994 Management Incentive Bonus Program (incorporated by
                reference to Exhibit 10.43 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
     10.26      Lease Agreement, dated January 15, 1985, among William J.
                Strong, Albert Emerich, and Achin Wolf, The Old Second
                National Bank of Aurora as Trustee under Trust #1887 and BRK
                Brands (incorporated by reference to Exhibit 10.45 to the
                Company's Registration Statement on Form S-1 (No. 33-75132),
                as filed on February 9, 1994, as amended)
     10.27      Lease Agreement, dated December 1986, between Louis Kennedy and BRK Brands, as assigned to The Lincoln National
                Insurance Company (incorporated by reference to Exhibit
                10.46 to the Company's Registration Statement on Form S-1
                (No. 33-75132), as filed on February 9, 1994, as amended)
     10.28      First Amendment to Lease Agreement, dated October 28, 1987, between Louis Kennedy and BRK Brands (incorporated by
                reference to Exhibit 10.47 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
     10.29      Collective Bargaining Agreement between BRK Brands and Local
                Union No. 134, International Brotherhood of Electrical
                Workers, AFL-CIO from May 1, 1992 to April 30, 1995
                (incorporated by reference to Exhibit 10.48 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.30      Amended and Restated Executive Employment and
                Non-Competition Agreement, dated November 25, 1992, between
                BRK Brands and Gerald Carrino (incorporated by reference to
                Exhibit 10.49 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
     10.31      Amended and Restated Executive Employment and
                Non-Competition Agreement, dated November 25, 1992, between
                BRK Brands and Gary L. Lederer (incorporated by reference to
                Exhibit 10.50 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
     10.32      Termination Benefits Agreement, dated July 31, 1992, between
                BRK Brands and Richard F. Timmons (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
     10.33      Termination Benefits Agreement, dated July 31, 1992, between
                BRK Brands and William K. Brouse (incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)

  EXHIBIT NO.                              TITLE
  -----------                              -----
     10.34      Termination Benefits Agreement, dated July 31, 1992, between
                BRK Brands and Andrew J. Saarnio (incorporated by reference to Exhibit 10.53 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
     10.35      Termination Benefits Agreement, dated July 31, 1992, between
                BRK Brands and Gerard Seyler (incorporated by reference to
                Exhibit 10.54 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended).
     10.36      Management Agreement, dated July 31, 1992, among THL Co.,
                the Company and BRK Brands (incorporated by reference to
                Exhibit 10.55 to the Company's Registration Statement on
                Form S-1 (No. 33-75132), as filed on February 9, 1994, as
                amended)
     10.37      Form of Credit Agreement, among BRK Brands, the Lenders
                parties thereto and The First National Bank of Chicago
                (incorporated by reference to Exhibit 10.56 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.38      Form of Guaranty by the Company to and in favor of each of the Lenders parties thereto, the LC Issuer and the Agent
                party thereto, to the Credit Agreement (incorporated by
                reference to Exhibit 10.57 to the Company's Registration
                Statement on Form S-1 (No. 33-75132), as filed on February
                9, 1994, as amended)
     10.39      Trust Agreement, dated as of July 31, 1992, by and between
                Pittway and Continental Bank, National Association
                (incorporated by reference to Exhibit 10.58 to the Company's
                Registration Statement on Form S-1 (No. 33-75132), as filed on February 9, 1994, as amended)
     10.40      Lease, dated September 7, 1994, by and between the Company and American National Bank and Trust Company of Chicago, not
                personally but as Trustee under Trust Agreement, dated
                August 3, 1994 and known as Trust No. 118625-05
                (incorporated by reference to Exhibit 10.59 to the Company's
                Annual Report on Form 10-K, as filed on March 30, 1995)
     10.41      Amendment to License and Distribution Agreement between
                Quantum Group, Inc. and BRK Brands, effective April 11,
                1995. (incorporated by reference to Exhibit 10.62 to the
                Company's Annual Report on Form 10-K, as filed on March 29,
                1996)
     10.42      First Alert, Inc. Nonqualified Stock Option Plan for
                Non-Employee Directors (incorporated by reference to Exhibit
                10.63 to the Company's Annual Report on Form 10-K, as filed on March 29, 1996)
     10.43      Standard Industrial Lease Agreement by and between The
                Lincoln National Life Insurance Company and BRK Brands, for
                25A Spur Drive, El Paso, Texas, effective as of March 15,
                1996 (incorporated by reference to Exhibit 10.64 to the
                Company's Annual Report on Form 10-K, as filed on March 29,
                1996)
     10.44      First Amendment to Building Lease between American National
                Bank and Trust Company of Chicago and BRK Brands for 3901
                Liberty Street Road, Aurora, Illinois, effective as of March
                15, 1995 (incorporated by reference to Exhibit 10.65 to the
                Company's Annual Report on Form 10-K, as filed on March 29,
                1996)
     10.45      Industrial Building Lease between American National Bank and
                Trust Company of Chicago and BRK Brands for 3920 Enterprise
                Court, Aurora, Illinois, effective as of April 3, 1995 and
                First Amendment thereto effective as of October 31, 1995
                (incorporated by reference to Exhibit 10.66 to the Company's
                Annual Report on Form 10-K, as filed on March 29, 1996)
     10.46      Employment Agreement, dated as of September 18, 1996,
                between the Company and B. Joseph Messner (incorporated by reference to Exhibit 10.46 to the Company's Annual Report of
                Form 10-K, as filed on March 31, 1997)
     10.47      Termination Benefits Agreement, dated July 5, 1995, between
                BRK Brands and Michael A. Rohl (incorporated by reference to
                Exhibit 10.47 to the Company's Annual Report of Form 10-K,
                as filed on March 31, 1997)
     10.48      Termination Benefits Agreement, dated April 24, 1996,
                between BRK Brands and Fred W. Higgenbottom (incorporated by reference to Exhibit 10.48 to the Company's Annual Report of
                Form 10-K, as filed on March 31, 1997)
     10.49      1995 Management Incentive Bonus Program (incorporated by
                reference to Exhibit 10.49 to the Company's Annual Report of
                Form 10-K, as filed on March 31, 1997)
     10.50      1996 Management Incentive Bonus Program (incorporated by
                reference to Exhibit 10.50 to the Company's Annual Report on
                Form 10-K, as filed on March 31, 1997)
     10.51      First Alert, Inc. 1997 Stock Option Plan and Forms of
                Non-Qualified and Incentive Stock Option Agreements issued under such plan (filed herewith)

  EXHIBIT NO.                              TITLE
  -----------                              -----
     10.52      Agreement and Plan of Merger, dated as of February 28, 1998, among First Alert, Inc., Sunbeam Corporation and Sentinel
                Acquisition Corp. (incorporated by reference to Exhibit 1 to the Company's Schedule 14D-9, Solicitation/Recommendation
                Statement, as filed on March 6, 1998)
     10.53      Employment Agreement, dated January 1, 1997, between Malcolm
                Candlish and the Company (incorporated by reference to
                Exhibit 9 to the Company's Schedule 14D-9,
                Solicitation/Recommendation Statement, as filed on March 6,
                1998)
     10.54      Noncompetition Agreement, dated February 27, 1998, between
                B. Joseph Messner and the Company (incorporated by reference to Exhibit 10 to the Company's Schedule 14D-9,
                Solicitation/Recommendation Statement, as filed on March 6,
                1998)
     10.55      Noncompetition Agreement, dated February 27, 1998, between
                Michael A. Rohl and the Company (incorporated by reference to Exhibit 11 to the Company's Schedule 14D-9, Solicitation/
                Recommendation Statement, as filed on March 6, 1998)
     10.56      Termination Benefits Agreement, dated July 5, 1995, between
                BRK Brands, Inc. and Michael A. Rohl, as amended by an
                agreement dated September 26, 1997 (incorporated by
                reference to Exhibit 16 to the Company's Schedule 14D-9,
                Solicitation/Recommendation Statement, as filed on March 6,
                1998)
     10.57      Letter Agreement, dated April 15, 1997, between Douglas H.
                Kellam and BRK Brands, Inc. (incorporated by reference to
                Exhibit 12 to the Company's Schedule 14D-9, Solicitation/
                Recommendation Statement, as filed on March 6, 1998)
     10.58      Letter Agreement, dated February 27, 1998, between Mark A
                Devine and BRK Brands, Inc. (incorporated by reference to
                Exhibit 13 to the Company's Schedule 14D-9, Solicitation/
                Recommendation Statement, as filed on March 6, 1998)
     10.59      Letter Agreement, dated February 27, 1998, between Edward J.
                Tyranski and BRK Brands, Inc. (incorporated by reference to
                Exhibit 15 to the Company's Schedule 14D-9, Solicitation/
                Recommendation Statement, as filed on March 6, 1998)
     10.60      First Alert Management Incentive Plan with 1997 Exhibit
                setting forth Objectives, Ratings and Rating Factors (filed herewith)
      11.1      Statement re: computation of per share earnings (filed
                herewith)
      21.1      List of Subsidiaries (incorporated by reference to Exhibit
                22.1 to the Company's Annual Report on Form 10-K, as filed on March 30, 1995)
      24.0      Consent of Price Waterhouse LLP (filed herewith)
      27.0      Financial Data Schedule (filed herewith)

---------------

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

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

                     SIGNATURE                                       TITLE                       DATE
                     ---------                                       -----                       ----
               /s/ B. JOSEPH MESSNER                 President, Chief Executive Officer     March 20, 1998
     ........................................        and Director (Principal Executive
                 B. JOSEPH MESSNER                   Officer)

                /s/ MICHAEL A. ROHL                  Vice President and Chief Financial     March 20, 1998
     ........................................        Officer (Principal Financial and
                  MICHAEL A. ROHL                    Accounting Officer)

               /s/ MALCOLM CANDLISH                  Chairman of the Board                  March 20, 1998
     ........................................
                 MALCOLM CANDLISH

                /s/ JOHN R. ALBERS                   Director                               March 20, 1998
     ........................................
                  JOHN R. ALBERS

               /s/ ANTHONY J. DINOVI                 Director                               March 20, 1998
     ........................................
                 ANTHONY J. DINOVI

               /s/ DAVID V. HARKINS                  Director                               March 20, 1998
     ........................................
                 DAVID V. HARKINS

                /s/ SCOTT A. SCHOEN                  Director                               March 20, 1998
     ........................................
                  SCOTT A. SCHOEN

              /s/ ALBERT L. PRILLAMAN                Director                               March 20, 1998
     ........................................
                ALBERT L. PRILLAMAN

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of First Alert, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 13, 1998 appearing on page F-2 of the 1997 consolidated financial statements of First Alert, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Chicago, Illinois,
March 13, 1998

                                                                     SCHEDULE II

                       FIRST ALERT INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)

                                                   BALANCE AT                                 BALANCE
                                                   BEGINNING     CHARGES TO                  AT CLOSE
                  DESCRIPTIONS                     OF PERIOD      EXPENSE      DEDUCTIONS    OF PERIOD
                  ------------                     ----------    ----------    ----------    ---------
Year Ended December 31, 1997
     Allowance for Doubtful Accounts.............    $3,820        $1,101       $(1,084)      $3,837
     Inventory Reserve...........................     4,506         2,311        (3,242)       3,575
Year Ended December 31, 1996
     Allowance for Doubtful Accounts.............     3,342         1,252          (774)       3,820
     Inventory Reserve...........................     5,118         4,685        (5,297)       4,506
Year Ended December 31, 1995
     Allowance for Doubtful Accounts.............     2,600           861          (119)       3,342
     Inventory Reserve...........................     2,000         3,803          (685)       5,118

                                                                    EXHIBIT 11.1

                       FIRST ALERT, INC. AND SUBSIDIARIES

         CALCULATION OF SHARES USED IN DETERMINING NET INCOME PER SHARE
                                   (IN 000'S)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
Basic earnings per share:
Weighted average common shares outstanding............       24,242          24,119          24,043
                                                         ==========      ==========      ==========
Diluted earnings per share:
Weighted average common shares outstanding............       24,242          24,119          24,043
Weighted average common share equivalents outstanding
  during the period computed in accordance with the
  treasury stock method...............................           --              --             788
                                                         ----------      ----------      ----------
Total weighted average shares outstanding.............       24,242          24,119          24,831
                                                         ==========      ==========      ==========

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST ALERT, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Financial Statements:
  Consolidated Balance Sheet at December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statement of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................  F-4
  Consolidated Statement of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................  F-5
  Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1997, 1996 and 1995...........  F-6
  Notes to Consolidated Financial Statements................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE LLP

To the Board of Directors and Stockholders of First Alert, Inc.

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of First Alert, Inc. and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Chicago, Illinois
March 13, 1998

                       FIRST ALERT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,996    $  6,846
  Accounts receivable, less allowance for doubtful accounts
     of $3,837 at December 31, 1997, $3,820 at December 31,
     1996...................................................    46,106      40,617
  Income tax receivable.....................................     7,572       8,503
  Inventories (Note 4)......................................    40,285      58,222
  Deferred taxes (Note 9)...................................     6,646      10,510
  Prepayments and other assets..............................     4,034       3,249
                                                              --------    --------
Total current assets........................................   107,639     127,947
Property, plant and equipment, net of accumulated
  depreciation of $22,994 at December 31, 1997, $22,763 at
  December 31, 1996 (Note 6)................................    28,181      29,803
Other Assets:
  Goodwill, net of accumulated amortization of $3,453 at
     December 31, 1997, $2,815 at December 31, 1996 (Note
     5).....................................................    22,045      22,683
  Other intangibles, net of accumulated amortization of
     $3,440 at December 31, 1997, $2,905 at December 31,
     1996 (Note 5)..........................................     6,496       6,058
                                                              --------    --------
Total assets................................................  $164,361    $186,491
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,897    $  7,304
  Accrued expenses (Note 7).................................    17,105      26,395
  Short-term revolving credit facility (Note 8).............    45,026      20,500
                                                              --------    --------
Total current liabilities...................................    78,028      54,199
Long-term revolving credit facility (Note 8)................        --      40,000
Other long-term liabilities.................................        71          71
Deferred taxes (Note 9).....................................     4,862       3,369
Contingencies (Note 13).....................................        --          --
                                                              --------    --------
Total liabilities...........................................    82,961      97,639
Stockholders' equity:
  Common stock ($.01 par value, 30,000,000 shares
     authorized, 24,335,112 issued and outstanding at
     December 31, 1997; 24,183,116 issued and outstanding at
     December 31, 1996).....................................       243         242
  Preferred stock ($.01 par value, 1,000,000 shares
     authorized at December 31, 1997 and 1996, none issued
     and outstanding).......................................        --          --
Paid-in capital.............................................    72,012      71,637
Stockholder loans...........................................        --          (8)
Retained earnings...........................................     9,145      16,981
                                                              --------    --------
Total stockholders' equity..................................    81,400      88,852
                                                              --------    --------
Total liabilities and stockholders' equity..................  $164,361    $186,491
                                                              ========    ========

          See accompanying notes to Consolidated Financial Statements.

                       FIRST ALERT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $186,941    $205,607    $246,266
Operating expenses:
  Cost of sales, excluding depreciation....................   134,349     150,611     140,980
  Selling, general and administrative......................    54,213      72,663      77,548
  Restructuring charge (Note 3)............................        --       2,499          --
  Depreciation and amortization............................     6,846       6,353       7,305
                                                             --------    --------    --------
Operating income (loss)....................................    (8,467)    (26,519)     20,433
Other expenses (income):
  Interest expense.........................................     3,555       3,803       1,487
  Miscellaneous, net.......................................     1,038         628        (113)
                                                             --------    --------    --------
Income (loss) before taxes.................................   (13,060)    (30,950)     19,059
Income tax provision (benefit).............................    (5,224)    (12,248)      7,622
                                                             --------    --------    --------
Net income (loss)..........................................  $ (7,836)   $(18,702)   $ 11,437
                                                             ========    ========    ========
Basic net income (loss) per share..........................  $  (0.32)   $  (0.78)   $   0.48
Diluted net income (loss) per share........................     (0.32)      (0.78)       0.46

Basic weighted average shares outstanding..................    24,242      24,119      24,043
Diluted weighted average shares outstanding................    24,242      24,119      24,831

          See accompanying notes to Consolidated Financial Statements.

                       FIRST ALERT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
OPERATING ACTIVITIES:
Net income (loss)..........................................  $ (7,836)   $(18,702)   $ 11,437
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization............................     6,846       6,353       7,305
  Restructuring charge.....................................        --       4,497          --
  Changes in assets and liabilities:
     (Increase)/Decrease in accounts receivable............    (5,489)     22,350      (4,351)
     Decrease/(Increase) in income tax receivable..........     1,039      (6,910)     (1,340)
     Decrease/(Increase) in inventories....................    17,937       8,731     (28,933)
     Increase in prepayments and other assets..............      (785)       (770)     (1,028)
     Decrease/(Increase) in net deferred taxes.............     5,357      (4,252)      3,028
     Decrease in accounts payable/accrued expenses.........      (697)    (11,266)    (14,034)
     Other changes, net....................................       (18)        (41)         87
                                                             --------    --------    --------
Net cash and cash equivalents provided by (used in)
  operating activities.....................................    16,354         (10)    (27,829)
INVESTING ACTIVITIES:
Capital expenditures.......................................    (3,992)     (5,274)    (10,648)
Disposal of property, plant and equipment..................       255         848       4,159
Other......................................................    (1,246)        554        (997)
                                                             --------    --------    --------
Net cash and cash equivalents used in investing
  activities...............................................    (4,983)     (3,872)     (7,486)
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities...............    38,645      59,300      65,550
Payments under revolving credit facilities.................   (54,119)    (51,000)    (29,050)
Payment of Former Credit Facility..........................   (36,896)         --          --
Proceeds from Credit Facility..............................    36,896          --          --
Proceeds from sale of stock................................       245         226          28
Proceeds from stockholder loans............................         8           8          43
Other......................................................        --        (193)         --
                                                             --------    --------    --------
Net cash and cash equivalents (used in) provided by
  financing activities.....................................   (15,221)      8,341      36,571
                                                             --------    --------    --------
Net (decrease) increase in cash and cash equivalents.......    (3,850)      4,459       1,256
Cash and cash equivalents at beginning of period...........     6,846       2,387       1,131
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $  2,996    $  6,846    $  2,387
                                                             ========    ========    ========
Interest paid..............................................  $  4,108    $  3,586    $  1,701
Income taxes paid (refunded), net..........................    (8,668)      1,274      12,559

          See accompanying notes to Consolidated Financial Statements.

                       FIRST ALERT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK
                                     -----------------------    PAID IN    STOCKHOLDER    RETAINED
                                       SHARES      PAR VALUE    CAPITAL       LOANS       EARNINGS
                                     ----------    ---------    -------    -----------    --------
BALANCE DECEMBER 31, 1994..........  24,025,616      $240       $70,986       $(59)       $ 24,246
Net income during the year ended
  December 31, 1995................          --        --            --         --        $ 11,437
Stock options exercised............      17,500        --       $    28         --              --
Income tax benefit related to the
  exercise of stock options........          --        --           112         --              --
Payment of stockholder loans,
  net..............................          --        --            --       $ 43              --
Value of stock options granted.....          --        --            11         --              --
                                     ----------      ----       -------       ----        --------
BALANCE DECEMBER 31, 1995..........  24,043,116      $240       $71,137       $(16)       $ 35,683
Net loss during the year ended
  December 31, 1996................          --        --            --         --        $(18,702)
Stock options exercised............     140,000      $  2       $   224         --              --
Income tax benefit related to the
  exercise of stock options........          --        --           253         --              --
Payment of stockholder loans,
  net..............................          --        --            --       $  8              --
Value of stock options granted.....          --        --            23         --              --
                                     ----------      ----       -------       ----        --------
BALANCE DECEMBER 31, 1996..........  24,183,116      $242       $71,637       $ (8)       $ 16,981
Net loss during the year ended
  December 31, 1997................          --        --            --         --        $ (7,836)
Stock options exercised............     151,996      $  1       $   244         --              --
Income tax benefit related to the
  exercise of stock options........          --        --           108         --              --
Payment of stockholder loans,
  net..............................          --        --            --       $  8              --
Value of stock options granted.....          --        --            23         --              --
                                     ----------      ----       -------       ----        --------
BALANCE DECEMBER 31, 1997..........  24,335,112      $243       $72,012       $ --        $  9,145
                                     ==========      ====       =======       ====        ========

          See accompanying notes to Consolidated Financial Statements.

                       FIRST ALERT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

NOTE 1 -- THE COMPANY

     Effective July 31, 1992, THL-FA Operating Corp. acquired substantially all the net assets of the BRK Electronics Division and all the issued and outstanding shares of certain non-U.S. subsidiaries of the Fire Safety Group of Pittway Corporation (hereinafter referred to as the "Predecessor" or the "Division") for approximately $92,500 ("Acquisition"). THL-FA Operating Corp. is a wholly owned subsidiary of THL-FA Holding Corp. THL-FA Operating Corp. subsequently changed its name to BRK Brands, Inc. and THL-FA Holding Corp. subsequently changed its name to First Alert, Inc. ("Company" or "First Alert"). After this acquisition, the Company was owned by Thomas H. Lee Company and related entities, Pittway Intellectual Property Corporation, a subsidiary of Pittway Corporation ("Pittway") and management of the Company. On April 5, 1994, the Company completed an initial public offering ("IPO")of 5,180,000 shares of its common stock. An additional 3,100,000 shares of the Company's common stock were sold by Pittway as part of the same offering.

     The Company, through its subsidiaries, manufactures and markets residential safety products including smoke and carbon monoxide detectors, fire extinguishers, motion sensing lighting control devices, timers, fire security safes and chests, fire escape ladders, child safety products and rechargeable flashlights. The Company's manufacturing operations are located in Juarez, Mexico and Aurora, Illinois.

     While the Company has a number of customers in the retail and wholesale markets, a significant amount of its net sales are concentrated in three major U.S. national retail chains comprising 13%, 7% and 7% of consolidated net sales for the year ended December 31, 1997; 15%, 7% and 5% for the year ended December 31, 1996 and 13%, 8% and 6% for the year ended December 31, 1995.

     Most of the components used in the Company's products are available from multiple sources; however, the Company has elected to purchase integrated circuit components used in the Company's smoke detectors and carbon monoxide detectors, and certain other components used in the Company's products, from single sources. The Company has developed an alternative source of supply for these integrated circuit components. However, there can be no assurance that the Company will be able to continue to obtain these components on a timely basis given the unpredictability of the demand for carbon monoxide detectors. In addition, the biomimetic sensor, which is the key component used in the Company's battery-powered carbon monoxide detector, is obtained by the Company pursuant to a license from Quantum Group, Inc. (Quantum), its sole supplier of this component. Commencing on January 1, 1997, Quantum was permitted to sell its sensors to other customers. There is no alternative supply for the biomimetic sensor. An extended interruption or termination in the supply of any of the components used in the Company's products, or a reduction in their quality or reliability, would have an adverse effect on the Company's business and results of operations.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements of the Company include those assets, liabilities, revenue and expenses of the Company and its subsidiaries and its foreign operations after eliminating significant intercompany accounts and transactions. The financial statements include the operations in the United States, Canada, Europe, Mexico and Australia.

Revenue Recognition

     Revenue is recorded at the time products are shipped to customers and title passes. Net sales include estimates for returns, warranties, discounts and volume rebates. The Company grants credit terms to its customers consistent with normal industry practices.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

Cash and Cash Equivalents

     Only highly liquid investments with initial maturities of less than three months are considered as cash and cash equivalents. Substantially all of the Company's cash is held by one bank at December 31, 1997. The Company does not believe that as a result of this concentration, it is subject to any unusual credit risk beyond the normal risk associated with commercial banking relationships.

Earnings per Share

     In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings per Share." This statement establishes standards for computing earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB Opinion No. 15 (APB15), "Earnings per Share." It replaces the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is based on the weighted average number of shares of common stock while Diluted EPS is based on the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the periods. In accordance with the requirements of SFAS 128, the Company has restated all EPS data for prior periods.

     A reconciliation of both the income and shares used in the calculation of Basic and Diluted EPS are as follows:

                                                1997        1996       1995
                                               -------    --------    -------
BASIC EPS CALCULATION:
Numerator:
  Net income (loss)..........................  $(7,836)   $(18,702)   $11,437
Denominator:
Common shares outstanding....................   24,242      24,119     24,043
                                               -------    --------    -------
Basic EPS....................................  $ (0.32)   $  (0.78)   $  0.48
                                               =======    ========    =======
DILUTED EPS CALCULATION:
Numerator:
  Net income (loss)..........................  $(7,836)   $(18,702)   $11,437
Denominator:
Common shares outstanding....................   24,242      24,119     24,043
Dilutive Options.............................        0           0        788
                                               -------    --------    -------
Total shares.................................   24,242      24,119     24,831
                                               -------    --------    -------
Diluted EPS..................................  $ (0.32)   $  (0.78)   $  0.46
                                               =======    ========    =======

     Stock options were outstanding at December 31, 1997, 1996 and 1995, as discussed in Note 11.

Translation of Foreign Currencies

     The functional currency of the foreign operations included in these financial statements is the U.S. dollar. Translation adjustments and transaction gains and losses are reflected in net income and consisted of a loss of $1,149 in the year ended December 31, 1997, a gain of $733 in the year ended December 31, 1996, and a loss of $39 in the year ended December 31, 1995.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

Inventories

     Company inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.

Property, Plant and Equipment

     Properties are stated at cost. Depreciation of all assets is computed over their estimated useful lives using the straight-line method for financial reporting and accelerated methods for income tax reporting.

     Upon sale or retirement of property, plant and equipment, a gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense.

     Useful lives for property, plant and equipment are as follows:

                                                               YEARS
                                                              --------
Buildings...................................................  Up to 40
Building improvements.......................................        20
Furniture and fixtures......................................        10
Machinery and equipment.....................................        10
Tools, jigs and dies........................................         3

Goodwill

     Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over 40 years. Amortization expense totalled $638 for each of the three years in the period ended December 31, 1997.

Impairment of Assets

     In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Under provisions of the statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value.

Patents, Trademarks and Other Intangibles

     Patents, trademarks and other intangibles are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 40 years (see Note 5). Amortization expense was $704, $682 and $1,054 for the years ended December 31, 1997, 1996 and 1995, respectively.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The aggregate fair value of the Credit Facility approximates its carrying amount because of the recent and frequent repricing based on market conditions.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

Stock Based Compensation

     Effective January 1, 1996, the Company adopted the "disclosure method" provisions of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation." As permitted under this statement, the Company continues to recognize stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Income Taxes

     Income taxes of the Company are accounted for using Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Advertising and Research and Development Costs

     Advertising costs, including advertising allowances granted to customers, are accrued at the date of sale of certain products to reflect advertising commitments made to customers. Research and development costs are charged to expense as incurred. Expense charged to operations for the periods presented were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Advertising and product promotion..........  $ 12,796    $ 22,899    $ 33,258
Research and development...................  $  2,012    $  3,121    $  2,866

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Impact of New Accounting Standards

     Financial Accounting Standards Board Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Financial Accounting Standards Board Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for the Company's fiscal year 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

NOTE 3 -- RESTRUCTURING CHARGE

     During the fourth quarter of 1996, the Company adopted a plan to revitalize the Company's core product lines of smoke and carbon monoxide detectors and discontinue, reposition or outsource non-performing product lines, right-size and consolidate manufacturing operations, reduce the Company's selling, general and administrative cost structures and aggressively address inventory levels. As a result of this plan, the Company recorded a pre-tax restructuring charge of $4,497 including a provision of $1,998 for inventory write-downs which was appropriately charged to cost of sales, excluding depreciation. The remaining restructuring charge

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

of $2,499 includes $1,789 for the write-down of the net book value of manufacturing equipment for product lines that will be outsourced or eliminated, $410 for severance costs for approximately 600 manufacturing and corporate office employees who were released from employment in the fourth quarter of 1996 and $300 for contractual plant restoration costs. The provision for inventory write-downs relates primarily to inventory for product lines that either have been or will be outsourced or eliminated. The following table sets forth the details of activity for 1997:

                                             BALANCE AT                 BALANCE AT
                                            DECEMBER 31,     1997      DECEMBER 31,
                                                1996        CHARGES        1997
                                            ------------    -------    ------------
Manufacturing equipment write-down........     $1,789           --        $1,789
Inventory write-down......................      1,998       $1,283           715
Severance.................................         93           93            --
Plant restoration.........................        300          135           165
                                               ------       ------        ------
          Total...........................     $4,180       $1,511        $2,669
                                               ======       ======        ======

     Of the 1997 charges, $93 of severance was a cash charge with the remainder being non-cash charges.

     During the fourth quarter of 1997, the Company released $1,005 of inventory write-down and plant restoration cost accruals which were determined by the Company's management as no longer being required. The release, reflected as a non-cash charge in the above table, was recorded through cost of sales, excluding depreciation. These accruals were deemed no longer necessary as the Company, in light of market conditions faced in 1997, reassessed its original cost estimates associated with repositioning certain product lines and consolidating its manufacturing operations.

NOTE 4 -- INVENTORIES

     The components of inventory are as follows:

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Raw materials............................................  $19,311    $25,575
Work-in-process..........................................    4,892      3,656
Finished goods...........................................   19,657     33,497
Reserves.................................................   (3,575)    (4,506)
                                                           -------    -------
          Total..........................................  $40,285    $58,222
                                                           =======    =======

NOTE 5 -- GOODWILL AND OTHER INTANGIBLES

                                               AT DECEMBER 31,
                                              ------------------    USEFUL LIVES
                                               1997       1996        (YEARS)
                                              -------    -------    ------------
Goodwill....................................  $25,498    $25,498           40
Trademarks..................................    5,000      5,000           40
Patents.....................................    2,995      2,995      Various
Other.......................................    1,941        968          3-5
Less: accumulated amortization..............   (6,893)    (5,720)
                                              -------    -------
          Total.............................  $28,541    $28,741
                                              =======    =======

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

                                                           AT DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Land...................................................  $    816    $    816
Buildings..............................................     4,040       3,815
Machinery and equipment................................    30,392      29,686
Leasehold improvements.................................     3,600       3,611
Tools, jigs and dies...................................    12,327      14,638
Less: accumulated depreciation.........................   (22,994)    (22,763)
                                                         --------    --------
          Net property, plant and equipment............  $ 28,181    $ 29,803
                                                         ========    ========

NOTE 7 -- ACCRUED EXPENSES

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Advertising/promotion....................................  $ 3,634    $ 8,859
Warranty and product related.............................    6,000      6,526
Other....................................................    7,471     11,010
                                                           -------    -------
          Total..........................................  $17,105    $26,395
                                                           =======    =======

NOTE 8 -- REVOLVING CREDIT FACILITY

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Revolving credit facility (average rate of 7.85% at
  December 31, 1997, and 7.2% at December 31, 1996)......  $45,026    $60,500
Less: Short-term portion.................................   45,026     20,500
                                                           -------    -------
          Long-term revolving credit facility............  $    --    $40,000
                                                           =======    =======

     On May 14, 1997, the Company entered into an $80.0 million revolving three-year credit facility (the "Credit Facility") with an agent financial institution, replacing its Former Credit Facility (as defined below). Advances under the Credit Facility are limited to (a) 85% of eligible accounts receivable plus (b) the lesser of 60% of eligible inventory or $35.0 million. During the period of May 1997 through October 1997, $10.0 million in additional borrowing was available and from June 1998 through September 1998, $5.0 million in additional borrowing will be available under the Credit Facility. All obligations under the Credit Facility are secured by first priority liens upon certain of the Company's assets. Amounts outstanding under the Credit Facility bear interest at prime rate plus 1/2% or the London Interbank Offered Rate (LIBOR) plus 2%. The Company is subject to a commitment fee of 0.375% per annum on the unused portion of the Credit Facility less $2.0 million. The Credit Facility agreement contains covenants for, among other things, total liabilities to tangible net worth and fixed charge ratios; maintenance of tangible net worth; and restrictions on additional indebtedness, capital expenditures and payment of dividends.

     At December 31, 1997, the Company was not in compliance with the total liabilities to tangible net worth, fixed charge coverage ratio and minimum tangible net worth covenants set forth in the Credit Facility. While a waiver was obtained from the lender for the noncompliance with these covenants at December 31, 1997, it is not expected that the Company will be able to meet the restrictive covenants throughout 1998. Accordingly, the Credit Facility has been classified as a current liability. The Company is currently negotiating

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

the terms of an extension of the Credit Facility, as well as a modification of the restrictive covenants and fully expects that a new agreement with its current lender will be in place by the second quarter of 1998.

     At December 31, 1996, under the terms of the Company's former revolving credit facility (the "Former Credit Facility"), the Company was able to borrow up to $77.5 million until January 31, 1997, when the amount available was reduced to $70.0 million. In connection with a September 4, 1996 amendment, the Company granted a security interest in all of its assets which included the stock of wholly owned subsidiaries to secure the obligations to the lenders under the Former Credit Facility. Similarly, Electronica BRK de Mexico S.A. de C.V., a wholly owned subsidiary, agreed to pledge all of its assets to secure repayment of advances under the Former Credit Facility.

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

NOTE 9 -- INCOME TAXES

     The domestic and foreign components of income (loss) before taxes are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1997        1996       1995
                                              --------    --------    -------
Domestic....................................  $(14,517)   $(31,578)   $19,563
Foreign.....................................     1,457         628       (504)
                                              --------    --------    -------
          Total.............................  $(13,060)   $(30,950)   $19,059
                                              ========    ========    =======

     The elements of the income tax provision (benefit) of the Company are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997        1996       1995
                                               --------    --------    ------
Current income taxes:
  Federal....................................  $ (8,982)   $ (6,467)   $3,232
  State......................................    (2,246)     (1,911)      813
  Foreign....................................       647         382       549
                                               --------    --------    ------
                                               $(10,581)   $ (7,996)   $4,594
Deferred income taxes:
  Federal....................................  $  4,318    $ (3,685)   $3,183
  State......................................     1,206        (393)      618
  Foreign....................................      (167)       (174)     (773)
                                               --------    --------    ------
                                               $  5,357    $ (4,252)   $3,028
                                               --------    --------    ------
Income tax provision (benefit)...............  $ (5,224)   $(12,248)   $7,622
                                               ========    ========    ======

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
ASSETS:
  Foreign statutory operating losses.....................  $ 2,028    $ 1,861
  Advertising/promotion accruals.........................      830      3,342
  Warranty and product related accruals..................    1,788      1,997
  Alternative minimum tax................................    1,125         --
  Other..................................................    3,598      3,827
                                                           -------    -------
Gross deferred assets....................................  $ 9,369    $11,027
                                                           -------    -------
LIABILITIES:
  Accelerated depreciation...............................  $(5,092)   $(3,369)
  Accounts receivable and other..........................   (1,976)        --
                                                           -------    -------
Gross deferred liabilities...............................  $(7,068)   $(3,369)
  Valuation allowance....................................     (517)      (517)
                                                           -------    -------
Net assets...............................................  $ 1,784    $ 7,141
                                                           =======    =======

     Reconciliations of the differences between income taxes computed at the Federal statutory rate and consolidated income tax provision (benefit) are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997        1996       1995
                                                -------    --------    ------
Income taxes computed at Federal statutory
  rate (35%)..................................  $(4,571)   $(10,833)   $6,671
State taxes, net of Federal benefit...........     (678)     (1,497)      930
Foreign losses and rate differentials.........      (30)        (12)      (48)
Other, net....................................       55          94        69
                                                -------    --------    ------
Income tax provision (benefit)................  $(5,224)   $(12,248)   $7,622
                                                =======    ========    ======

NOTE 10 -- RETIREMENT PLANS

     The Company has retirement plans covering substantially all U.S. employees of its subsidiaries. No other post-retirement benefits are offered to retirees.

     Eligible U.S. employees may participate in the Company's defined contribution plans. Company contributions to the plans are based upon a percentage of the employee contribution and vest over a five-year period commencing with date of employment. Such contributions amounted to $182, $210, and $154 for the years 1997, 1996 and 1995, respectively.

     There are two non-contributory defined benefit plans covering substantially all U.S. employees. Benefits are based on years of service and annual compensation as defined by such plans. Employees vest in plan benefits after five years of service.

     Pursuant to the terms of the purchase agreement with Pittway, all retirement obligations earned by Company employees through July 31, 1992, were retained by Pittway. Obligations arising subsequent to that date are the responsibility of the Company. Pension costs recorded for the fiscal years 1997, 1996 and 1995

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

aggregated $307, $379 and $346, respectively. The components of net pension cost for the fiscal years 1997, 1996 and 1995 consist of:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1997     1996     1995
                                                     -----    -----    -----
Service cost of benefits earned during the year....  $ 346    $ 378    $ 328
Interest cost on projected benefit obligation......     89       74       50
Return on plan assets..............................   (289)    (188)    (172)
Net amortization and deferred gains and losses.....    161      115      140
                                                     -----    -----    -----
Net pension cost...................................  $ 307    $ 379    $ 346
                                                     =====    =====    =====
Discount rate......................................    7.0%     7.0%     7.0%
Rate of compensation increase......................    5.0%     5.0%     5.0%
Long-term rate of return on assets.................    7.0%     7.0%     7.0%

     A reconciliation of the funded status of the plans is as follows:

                                                             AT DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Actuarial present value of benefit obligations:
  Vested benefit obligation................................  $1,049    $  878
  Non-vested benefit obligation............................     244       197
                                                             ------    ------
Accumulated benefit obligation.............................   1,293     1,075
Projected benefit obligation...............................   1,659     1,500
Plan assets at fair value..................................   1,905     1,498
                                                             ------    ------
Plan assets (in excess of) less than projected benefit
  obligation...............................................    (246)        2
Unrecognized net gain......................................     531       145
                                                             ------    ------
Accrued pension cost included in the consolidated balance
  sheet....................................................  $  285    $  147
                                                             ======    ======

     The cost of benefit plans covering non-U.S. employees is not significant.

NOTE 11 -- STOCK OPTIONS

     Following the Acquisition, the Company established the 1992 Time Accelerated Restricted Stock Option Plan ("1992 Plan") under which it is authorized to grant non-qualified options to purchase shares of Company common stock at a price equal to the market value of a share of such stock on the date of grant. Such options vest over a five-year period if certain provisions are met and are generally exercisable once vested, or, in the case of a terminated employee, become exercisable pursuant to the terms of the plan.

     During 1994, the Company established the 1994 Stock Option Plan ("1994 Plan") which provides for the grant of options to purchase up to 1,226,666 shares of common stock. During 1997, the Company established the 1997 Stock Option Plan ("1997 Plan") which provides for the grant of options to purchase up to 1,300,000 shares of common stock. The 1994 and 1997 Plans allow for the issuance of incentive stock options and non-qualified options. Options granted under the 1994 and 1997 Plans are generally issued at an exercise price of not less than the current market price and vest over periods determined by the Board of Directors. Under the 1994 and 1997 Plans, no option shall be exercisable after ten years from the date on which it was granted.

     During 1996, the Company established the Nonqualified Stock Option Plan for Non-Employee Directors ("Non-Employee Director Plan") which provides for the grant of options for the purchase of an aggregate of 100,000 shares of common stock by all independent directors of the Company. Options to purchase 12,912

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

shares of common stock at an exercise price of $1.78 per share 6,456 of which have expired and 6,827 shares of common stock at an exercise price of $1.17 per share were granted in 1997 under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan are generally granted at an exercise price of one half of the market price of a share of common stock at the date of grant and become fully exercisable on the first anniversary of the date of grant. Under the Non-Employee Director Plan, options expire ten years after the date granted.

     In February 1997, options for 314,000 shares of common stock were repriced to $3.19 per share, the market price of the Company's common stock on the date of repricing. Of these options, 114,000 shares have a time-based vesting schedule while 200,000 shares were only to become exercisable in the event of a change in control of the Company consummated on or before December 31, 1997. Options for those 314,000 shares were granted apart from any Company stock option plan. The option for 114,000 shares was outstanding at December 31, 1997, while the one for 200,000 shares expired by its terms on December 31, 1997.

     In February 1997, 505,200 options under the 1994 Plan were repriced to $3.19 per share, the market price of the Company's common stock on the date of the repricing.

     Stock option activity for fixed plans is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------    ---------    ---------
Outstanding at beginning of period.......   1,587,224    1,541,864    1,238,364
Granted..................................   1,322,939      814,194      324,000
Exercised................................    (151,996)    (140,000)     (17,500)
Cancelled................................  (1,013,505)    (628,834)      (3,000)
                                           ----------    ---------    ---------
Outstanding at end of period.............   1,744,662    1,587,224    1,541,864
                                           ==========    =========    =========
Options exercisable at end of year.......     483,346      643,457      725,963
                                           ==========    =========    =========

     The weighted average exercise price per share related to this stock option activity is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                    1997      1996      1995
                                                    -----    ------    ------
Outstanding at beginning of period................  $5.55    $ 6.34    $ 4.25
Granted...........................................   3.11      6.83     14.12
Exercised.........................................   1.61      1.61      1.61
Cancelled.........................................   6.19     10.00     13.50
                                                    -----    ------    ------
Outstanding at end of period......................  $3.67    $ 5.55    $ 6.34
                                                    =====    ======    ======
Options exercisable at end of year................  $4.12    $ 3.59    $ 2.74
                                                    =====    ======    ======

     The weighted average fair value of options granted under fixed plans was $1.42 per share in 1997, $3.13 per share in 1996 and $6.59 per share in 1995 using the Black-Scholes option pricing model.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

     The following tables summarize information about employee stock options outstanding for fixed plans at December 31, 1997:

                                                   OPTIONS OUTSTANDING:
                                ----------------------------------------------------------
RANGE OF                         SHARES OUTSTANDING    WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
EXERCISE PRICE                  AT DECEMBER 31, 1997    REMAINING LIFE     EXERCISE PRICE
--------------                  --------------------   ----------------   ----------------
$1.17-8.50....................       1,699,662            7.7 years            $ 3.33
     13.50....................          45,000              7 years             13.50

                                                       OPTIONS EXERCISABLE:
                                              ---------------------------------------
RANGE OF                                       SHARES EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICE                                AT DECEMBER 31, 1997    EXERCISE PRICE
--------------                                --------------------   ----------------
$1.17-8.50..................................         460,846              $ 3.66
     13.50..................................          22,500               13.50

     Shares of common stock have been reserved for future issuance under all of the foregoing options.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the aforementioned stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans while compensation expense has been recognized for its compensatory plans. Had compensation cost for the Company's fixed stock option plans been determined based on the fair value based method, as defined in Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would not be significantly different from those reported and consequently pro forma amounts have not been disclosed.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 27.0% in 1997, 29.3% in 1996 and 28.0% in 1995; expected lives of seven years for 1997, 1996 and 1995 and risk free interest rate of 6.3% in 1997, 6.4% in 1996 and 7.8% in 1995. It has been assumed that no dividends will be paid for the expected term of the options.

NOTE 12 -- LEASE COMMITMENTS

     The Company leases certain warehouses, office space and equipment under noncancelable operating leases expiring at various dates through the year 2010. Minimum annual rental commitments under all noncancelable leases for the next five years beginning with 1998 are as follows:

 1998    1999    2000    2001    2002    THEREAFTER
------  ------  ------  ------  -------  ----------
$2,879  $2,852  $2,483  $2,172   $2,165   $11,547

     Total rent expense including taxes, insurance and maintenance when included in rent amounted to $3,223, $3,801 and $2,681 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 13 -- CONTINGENCIES

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

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

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

     Pursuant to the Court's February 25, 1997, order, members of the class had until May 12, 1997, to opt out of the class and until July 28, 1997, to file proofs of claim if they wished to receive a share of the settlement amount. The Court held a hearing on June 20, 1997, to consider the fairness of the settlement and, at that time, the Court approved the settlement.

     Under the terms of the settlement agreement, defendants will pay a fixed amount per share to class members, depending on when they bought or sold their shares, with a maximum amount of $3.0 million (including attorney's fees and costs for class counsel) to be paid out in settlement. The majority of the settlement amount is being paid by the Company's directors and officers liability insurance carrier. The pendency of the Gilbert complaint has not had a material effect on the Company's financial results for any period and adequate reserves exist at December 31, 1997, for the Company's share of the settlement amount.

     A purported class action entitled Betley et al. vs. First Alert, Inc. et al. ("Betley") was filed in the Circuit Court of Cook County, Illinois on January 3, 1995, against the Company and its wholly owned subsidiary, BRK Brands, Inc., alleging common law fraud, breach of warranties, and a statutory violation of the Illinois Consumer Fraud Act, all related to alleged defects in the original First Alert(R) Carbon Monoxide Detector (Model FACO) design and the manner in which the detector was marketed. The Company does not believe that the plaintiffs claim any personal injuries or property damage; nor do the plaintiffs claim that their detectors failed to detect dangerous levels of carbon monoxide. Instead, they claim (i) that the Company failed to disclose that the product alarms in non-life threatening conditions (which they state in their complaint to be a "nuisance"), (ii) that the Company falsely proclaims the product resets "automatically" when, in fact, the product can take several hours or days to reset after it has gone into alarm and (iii) that the Company falsely claims that the product met Underwriters Laboratories' listing criteria for residential carbon monoxide detectors in effect at the time the Model FACO was manufactured. The plaintiffs seek a refund of their purchase price, other out-of-pocket expenses, punitive damages, and attorneys' fees. The Company has raised numerous defenses to this claim and will continue to oppose it forcefully.

     In February 1997, the Company and its wholly owned subsidiary, BRK Brands, Inc., were named as defendants in a purported class action lawsuit entitled Houlihan et al.vs. First Alert, Inc. et al. ("Houlihan") in the Circuit Court of Cook County, Illinois, alleging breach of express warranty and statutory violations of various states' consumer protection statutes due to alleged misrepresentations and product defects involving First Alert(R) Carbon Monoxide Detectors. The Company does not believe the plaintiff claimed any personal injuries or property damage; nor did he claim specifically that his detector failed to detect dangerous levels of carbon monoxide. Rather, the plaintiff sought "rescissionary damages" and attorneys' fees. The plaintiff's original complaint was stricken by the Court on April 9, 1997, but the Court gave the plaintiff leave to re-plead the case which was done. The Company filed a Motion to Dismiss the amended complaint and that motion

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

was granted on August 22, 1997. The case has now been settled by refunding the plaintiff's purchase price of the detector.

     On February 11, 1998, a jury returned a verdict against the Company's BRK Brands, Inc., subsidiary, awarding damages totaling $16.9 million in the case of Mercer et al. vs. BRK Brands, Inc. et al, which was tried in the Iowa District Court for Scott County. The verdict includes $12.5 million of punitive damages. The case alleged negligence, breach of warranty and fraudulent nondisclosure in connection with a BRK(R) Electronics smoke detector that alarmed during a residential fire. The punitive damage award was based upon the jury finding a preponderance of clear, convincing and satisfactory evidence the Company's conduct constituted willful and wanton disregard for the rights or safety of others. Substantially all of the cost of defense and the damages assessed in this case are covered by the Company's insurance. The Company intends to continue to vigorously contest this case by pursuing a number of post-trial motions to overturn the verdict and appealing the decision, if necessary.

     In addition to the Gilbert, Betley and Mercer actions, the Company and its subsidiaries, including BRK Brands, Inc., are parties to various product liability and other types of lawsuits and are from time to time subject to investigations by various governmental agencies, including investigations regarding environmental matters. Although the ultimate liabilities, if any, arising out of the Gilbert, Betley, Mercer and other pending legal actions or investigations cannot presently be determined, based on its past experience and assessment of such matters, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     Certain administrative fees were paid to Thomas H. Lee Company aggregating $214, $195 and $326, for the years ended December 31, 1997, 1996 and 1995, respectively.

     The First Alert trademark is owned by the First Alert Trust in which the Company has a 75% beneficial interest. The Company entered into a license agreement with the First Alert Trust and Pittway which permits the Company in perpetuity and on an exclusive, royalty-free basis, to manufacture and market under the First Alert brand name any products other than products which are designed to be monitored by an alarm or building control system or to work in conjunction with a communications panel or other building control system ("Professional Products"). Pittway owns the remaining 25% beneficial interest in the First Alert Trust and is a party to such license agreement with the First Alert Trust under which Pittway has, in perpetuity, an exclusive, royalty-free license to manufacture and market Professional Products under the First Alert Professional(R) and First Alert Professional Security System(R) brand names. Either Pittway or the Company may terminate their further obligations and rights under the license by providing notice to the other party.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

NOTE 15 -- SEGMENT INFORMATION

     The Company operates in one segment -- residential safety products.

     Presented below is information on the geographic areas in which the Company operates. Sales between geographic areas are made at approximate arms-length prices.

GEOGRAPHIC AREAS

                                                        YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                                                                  1997                    1997
                                                       --------------------------    ---------------
                                                                      OPERATING       IDENTIFIABLE
                                                       NET SALES    INCOME (LOSS)        ASSETS
                                                       ---------    -------------    ---------------
United States........................................  $169,017       $ (7,891)         $144,978
Europe...............................................    20,243          1,418             7,396
Other................................................    17,823         (1,973)           11,987
  Elimination........................................   (20,142)           (21)               --
                                                       --------       --------          --------
          Total......................................  $186,941       $ (8,467)         $164,361
                                                       ========       ========          ========

                                                        YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                                                                  1996                    1996
                                                       --------------------------    ---------------
                                                                      OPERATING       IDENTIFIABLE
                                                       NET SALES    INCOME (LOSS)        ASSETS
                                                       ---------    -------------    ---------------
United States........................................  $188,363       $(25,382)         $167,824
Europe...............................................    16,877           (278)            7,315
Other................................................    18,120           (838)           11,352
  Elimination........................................   (17,753)           (21)               --
                                                       --------       --------          --------
          Total......................................  $205,607       $(26,519)         $186,491
                                                       ========       ========          ========

                                                        YEAR ENDED DECEMBER 31,      AT DECEMBER 31,
                                                                  1995                    1995
                                                       --------------------------    ---------------
                                                                      OPERATING       IDENTIFIABLE
                                                       NET SALES    INCOME (LOSS)        ASSETS
                                                       ---------    -------------    ---------------
United States........................................  $225,430       $ 20,511          $187,045
Europe...............................................    16,964         (1,840)            5,961
Other................................................    23,661          1,807            13,987
  Elimination........................................   (19,789)           (45)               --
                                                       --------       --------          --------
          Total......................................  $246,266       $ 20,433          $206,993
                                                       ========       ========          ========

     Operating income includes costs of goods sold, selling, general and administrative expenses, restructuring charge and depreciation and amortization expense.

                       FIRST ALERT, INC. AND SUBSIDIARIES

 (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED, EXCEPT PER SHARE
                                     DATA)

NOTE 16 -- QUARTERLY RESULTS (UNAUDITED)

     Quarterly Results of Operations for the years ended December 31, 1997 and 1996 are shown below:

                                                                       1997
                                                --------------------------------------------------
                                                             THREE MONTH PERIOD ENDED
                                                --------------------------------------------------
                                                MARCH 30    JUNE 29    SEPTEMBER 28    DECEMBER 31
                                                --------    -------    ------------    -----------
Net sales.....................................  $37,413     $27,481      $50,774         $71,273
Gross profit..................................   10,536       7,097       14,163          20,796
Net income (loss).............................   (3,274)     (4,404)      (1,543)          1,385
Basic net income (loss) per share.............    (0.14)      (0.18)       (0.06)           0.06
Diluted net income (loss) per share...........    (0.14)      (0.18)       (0.06)           0.06
Common stock price range --
  High........................................    4.125        3.50         4.00            3.50
  Low.........................................    2.688       1.875         2.75           1.875

                                                                       1996
                                                --------------------------------------------------
                                                             THREE MONTH PERIOD ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
Net sales.....................................  $55,489     $28,981      $60,860         $60,277
Gross profit..................................   15,351       6,579       24,276           8,790
Net income (loss).............................   (4,501)     (5,937)       2,203         (10,467)
Basic net income (loss) per share.............    (0.19)      (0.25)        0.09           (0.43)
Diluted net income (loss) per share...........    (0.19)      (0.25)        0.09           (0.43)
Common stock price range --
  High........................................   11.375        7.75        6.375           6.125
  Low.........................................    6.375        4.00        4.375            3.00

     Income per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the entire year.

     Results of operations in the three month period ended December 31, 1997 include costs associated with inefficiencies incurred in manufacturing operations, premium freight out charges and key customer allowances which were partially offset by the release of $4.5 million of reserves established in prior years deemed no longer necessary. These reserves had been established over a period of years and their initial recording was not significant to any individual prior reporting period.

     Results of operations during the three months ended December 31, 1996, include a pre-tax restructuring charge of $4,497, including inventory write-down, and a pre-tax charge to operations of $4,972. The pre-tax charge to operations includes additional inventory related costs, anticipated product allowances for sales made prior to December 31, 1996, severance and asset impairment costs.

NOTE 17 -- SUBSEQUENT EVENTS

     On March 2, 1998, the Company announced that it had entered into a definitive agreement with Sunbeam Corporation ("the Agreement") providing for the acquisition of the Company by Sunbeam in a transaction valued at approximately $175 million including the assumption of existing debt. The consummation of the offer is subject to certain customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. The Agreement provides that the Company pay a fee of $3.75 million in the event that the acquisition is terminated.

                                                                   EXHIBIT 10.51

                               FIRST ALERT, INC.

                             1997 STOCK OPTION PLAN

     1. Purpose of the Plan. This stock option plan (the "Plan") is intended to provide incentives: (a) to the officers and other employees of First Alert, Inc. (the "Company") and any present or future subsidiaries of the Company by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder which qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("ISO" or "ISOs"); and (b) to officers, employees and consultants of the Company and any present or future subsidiaries by providing them with opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISOs ("Non-Qualified Option" or "Non-Qualified Options"). As used herein, the terms "parent" and "subsidiary" mean "parent corporation" and "subsidiary corporation," respectively, as those terms are defined in Section 424 of the Code and the Treasury Regulations promulgated thereunder (the "Regulations").

     2. Stock Subject to the Plan.

     (a) The total number of shares of the authorized but unissued shares of the common stock, $.01 par value, of the Company ("Common Stock") for which options may be granted under the Plan shall not exceed 1,300,000 shares, subject to adjustment as provided in Section 11 hereof.

     (b) If an option granted hereunder shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject thereto shall again be available for subsequent option grants under the Plan.

     (c) Stock issuable upon exercise of an option granted under the Plan may be subject to such restrictions on transfer, repurchase rights or other restrictions as shall be determined by the Committee (as defined in Section 3 below).

     3. Administration of the Plan.

     (a) At the discretion of the Board of Directors, the Plan shall be administered either (i) by the full Board of Directors or (ii) by a committee (the "Committee") consisting of two or more members of the Company's Board of Directors. In the event that the Board of Directors is the administrator of the Plan, references herein to the Committee shall be deemed to include the full Board of Directors. The Board of Directors may from time to time appoint a member or members of the Committee in substitution for or in addition to the member or members then in office and may fill vacancies on the Committee however caused. The Committee shall choose one of its members as Chairman and shall hold meetings at such times and places as it shall deem advisable. A majority of the members of the Committee shall constitute a quorum and any action may be taken by a majority of those present and voting at any meeting. Any action may also be taken without the necessity of a meeting by a written instrument signed by a majority of the Committee. The decision of the Committee as to all questions of interpretation and application of the Plan shall be final, binding and conclusive on all persons. The Committee shall have the authority to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement granted hereunder in the manner and to the extent it shall deem expedient to carry the Plan into effect and shall be the sole and final judge of such expediency. No Committee member shall be liable for any action or determination made in good faith.
The option price or prices of shares of the Company's Common Stock for ISOs shall be the fair market value of such Common Stock at the time the option is granted as determined by the Committee in accordance with the Regulations promulgated under Section 422 of the Code. If such shares are then listed on any national securities exchange, the fair market value shall be the mean between the high and low sales prices, if any, on such exchange on the date of the grant of the option or, if none, shall be determined by taking a weighted average of the means between the highest and lowest sales prices on the nearest date before and the nearest

     (b) Subject to the terms of the Plan, the Committee shall have the authority to (i) determine the employees of the Company and its subsidiaries (from among the class of employees eligible under Section 4 to receive ISOs) to whom ISOs may be granted, and to determine (from the class of individuals eligible under Section 4 to receive Non-Qualified Options) to whom Non-Qualified Options may be granted; (ii) determine the time or times at which options may be granted; (iii) determine the option price of shares subject to each option which price shall not be less than the minimum price specified in Section 6; (iv) determine whether each option granted shall be an ISO or a Non-Qualified Option;
(v) determine (subject to Section 9) the time or times when each option shall become exercisable and the duration of the exercise period; and (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions.

     4. Eligibility.

     (a) Options designated as ISOs may be granted only to employees (including officers who are employees) of the Company or of any of its subsidiaries. Non-Qualified Options may be granted to any officer, employee, or consultant of the Company or of any of its subsidiaries.

     (b) Directors who are not otherwise employees of the Company or a subsidiary shall not be eligible to be granted an option pursuant to the Plan.

     (c) In determining the eligibility of an individual to be granted an option, as well as in determining the number of shares to be optioned to any person, the Committee shall take into account the position and responsibilities of the person being considered, the nature and value to the Company or its subsidiaries of his or her service and accomplishments, his or her present and potential contribution to the success of the Company or its subsidiaries, and such other factors as the Committee may deem relevant.

     (d) No option designated as an ISO shall be granted to any employee of the Company or any subsidiary if such employee owns, immediately prior to the grant of an option, stock representing more than 10% of the total combined voting power of all classes of stock of the Company or a parent or a subsidiary, unless the purchase price for the stock under such option shall be at least 110% of its fair market value at the time such option is granted and the option, by its terms, shall not be exercisable more than five years from the date it is granted. In determining the stock ownership under this paragraph, the provisions of Section 424(d) of the Code shall be controlling. In determining the fair market value under this paragraph, the provisions of Section 6 hereof shall apply.

     (e) The maximum number of shares of Common Stock with respect to which an Option may be granted to any employee in any taxable year of the Company shall not exceed 1,300,000 shares, taking into account shares subject to options granted and terminated, or repriced, during such taxable year, subject to adjustment as provided in Section 11 hereof.

     5. Option Agreement. Each option shall be evidenced by an option agreement (the "Agreement") duly executed on behalf of the Company and by the optionee to whom such option is granted, which Agreement shall comply with and be subject to the terms and conditions of the Plan. The Agreement may contain such other terms, provisions and conditions which are not inconsistent with the Plan as may be determined by the Committee, provided that options designated as ISOs shall meet all of the conditions for ISOs as defined in Section 422 of the Code. The date of grant of an option shall be as determined by the Committee. More than one option may be granted to an individual.

     6. Option Price. The option price or prices of shares of the Company's Common Stock for options designated as Non-Qualified Options shall be as determined by the Committee, but in no event shall the option price be less than the minimum legal consideration required therefor under the laws of the State of Delaware or the laws of any jurisdiction in which the Company or its successors in interest may be organized. date after the date of grant in accordance with Treasury Regulations Section 25.2512-2. If the shares are not then listed on any such exchange, the fair market value of such shares shall be the mean between the high and low sales prices, if any, as reported in The Nasdaq National Market for the date of the grant of the option, or, if none, shall be determined by taking a weighted average of the means between the highest and lowest sales on the nearest date before and the nearest date after the date of grant in accordance with Treasury Regulations

Section 25.2512-2. If the shares are not then either listed on any such exchange or quoted in The Nasdaq National Market, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National Daily Quotation Service for the date of the grant of the option, or, if none, shall be determined by taking a weighted average of the means between the highest and lowest sales prices on the nearest date before and the nearest date after the date of grant in accordance with Treasury Regulations
Section 25.2512-2. If the fair market value cannot be determined under the preceding three sentences, it shall be determined in good faith by the Committee.

     7. Manner of Payment; Manner of Exercise.

     (a) Options granted under the Plan may provide for the payment of the exercise price by delivery of (i) cash or a check payable to the order of the Company in an amount equal to the exercise price of such options, (ii) shares of Common Stock of the Company owned by the optionee having a fair market value equal in amount to the exercise price of the options being exercised, or (iii) any combination of (i) and (ii), provided, however, that payment of the exercise price by delivery of shares of Common Stock of the Company owned by such optionee may be made only under such circumstances and on such terms as may from time to time be established by the Committee and only if provided for in the Agreement. The fair market value of any shares of the Company's Common Stock which may be delivered upon exercise of an option shall be determined by the Committee in accordance with Section 6 hereof. Payment may also be made by delivery of a properly executed exercise notice to the Company, together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the exercise price if provided for in the Agreement. To facilitate the foregoing, the Company may enter into agreements for coordinated procedures with one or more brokerage firms.

     (b) To the extent that the right to purchase shares under an option has accrued and is in effect, options may be exercised in full at one time or in part from time to time, by giving written notice, signed by the person or persons exercising the option, to the Company, stating the number of shares with respect to which the option is being exercised, accompanied by payment in full for such shares as provided in subparagraph (a) above. Upon such exercise, delivery of a certificate for paid-up non-assessable shares shall be made at the principal office of the Company to the person or persons exercising the option at such time, during ordinary business hours, after ten business days from the date of receipt of the notice by the Company, as shall be designated in such notice, or at such time, place and manner as may be agreed upon by the Company and the person or persons exercising the option.

     8. Exercise of Options. Subject to the provisions of paragraphs 9 through 11, each option granted under the Plan shall be exercisable as follows:

          (a) Vesting. The option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Committee may specify;

          (b) Full Vesting of Installments. Once an installment becomes exercisable it shall remain exercisable until expiration or termination of the option, unless otherwise specified by the Committee;

          (c) Partial Exercise. Each option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of shares with respect to which it is then exercisable; and

          (d) Acceleration of Vesting. The Committee shall have the right to accelerate the date of exercise of any installment of any option; provided that the Committee shall not, without the consent of an optionee, accelerate the exercise date of any installment of any option granted to any employee as an ISO if such acceleration would violate the annual vesting limitation contained in Section 422(d) of the Code. The Committee, in its sole discretion, shall have the right to provide in any Agreement for the acceleration of the date of exercise of any installment of any option granted hereunder upon the occurrence of any event or circumstance as the Committee shall determine.

     9. Term of Options; Exercisability.

     (a) Term. Each option shall expire not more than ten (10) years from the date of the granting thereof, but shall be subject to earlier termination as may be provided in any Agreement evidencing an option granted hereunder.

     (b) Exercisability. An option granted to an employee optionee who ceases to be an employee of the Company or one of its subsidiaries shall be exercisable only to the extent that the right to purchase shares under such option has accrued and is in effect on the date such optionee ceases to be an employee of the Company or one of its subsidiaries.

     10. Options Not Transferable. Options granted under the Plan and the right of any optionee to exercise any option granted to him or her shall not be assignable or transferable by such optionee otherwise than by will or the laws of descent and distribution, and any such option shall be exercisable during the lifetime of such optionee only by him or her. Any option granted under the Plan shall be null and void and without effect upon any attempted assignment or transfer, except as herein provided, including without limitation any purported assignment, whether voluntary or by operation of law, pledge, hypothecation or other disposition, attachment, divorce, trustee process or similar process, whether legal or equitable, upon such option.

     11. Adjustments.

     (a) Upon the occurrence of any of the following events, an optionee's rights with respect to options granted to him or her hereunder shall be adjusted as hereinafter provided, unless otherwise specifically provided in the written agreement between the optionee and the Company relating to such option:

          (i) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend; and

          (ii) Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Company (except as otherwise provided in any Agreement) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, an optionee upon exercising an option shall be entitled to receive for the purchase price paid upon such exercise the securities the optionee would have received if the optionee had exercised the option prior to such recapitalization or reorganization.

          (iii) Modification of ISOs. Notwithstanding the foregoing, any adjustments made pursuant to subparagraphs (i) or (ii) with respect to ISOs shall be made only after the Committee, after consulting with counsel for the Company, determines whether such adjustments would constitute a "modification" of such ISOs (as that term is defined in Section 424 of the Code) or would cause any adverse tax consequences for the holders of such ISOs. If the Committee determines that such adjustments made with respect to ISOs would constitute a modification of such ISOs, it may refrain from making such adjustments.

          (iv) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, each option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

          (v) Issuances of Securities. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

          (vi) Fractional Shares. No fractional share shall be issued under the Plan and the optionee shall receive from the Company cash in lieu of such fractional shares.

          (vii) Adjustments. Upon the happening of any of the events described in subparagraphs (i) or (ii) above, the class and aggregate number of shares set forth in Section 2 and Section 4 hereof that are subject to options which previously have been or subsequently may be granted under the Plan shall also be appropriately adjusted to reflect the events described in such subparagraphs. The Committee or the Successor Board shall determine the specific adjustments to be made under this paragraph 11 and, subject to
     Section 3, its determination shall be conclusive.

     (b) If any person or entity owning restricted Common Stock obtained by exercise of an option made hereunder receives shares or securities or cash in connection with a corporate transaction described in subparagraphs (i) or (ii) above as a result of owning such restricted Common Stock, such shares or securities or cash shall be subject to all of the conditions and restrictions applicable to the restricted Common Stock with respect to which such shares or securities or cash were issued, unless otherwise determined by the Committee or the Successor Board.

     12. No Special Employment Rights. Nothing contained in the Plan or in any option granted under the Plan shall confer upon any option holder any right with respect to the continuation of his employment by the Company (or any subsidiary) or interfere in any way with the right of the Company (or any subsidiary), subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the option holder from the rate in existence at the time of the grant of an option. Whether an authorized leave of absence, or absence in military or government service, shall constitute termination of employment shall be determined by the Committee at the time.

     13. Withholding. The Company's obligation to deliver shares upon the exercise of any Option granted under the Plan shall be subject to the option holder's satisfaction of all applicable Federal, state and local income, excise, employment and any other tax withholding requirements. The Company and employee may agree to withhold shares of Common Stock purchased upon exercise of an option to satisfy the above-mentioned withholding requirements. The option holder may satisfy the foregoing condition by electing to have the Company withhold from delivery shares having a value equal to the amount of tax to be withheld in the manner set forth in the Agreement and in compliance with such rules and regulations as determined by the Committee from time to time. The Committee shall also have the right to require that shares be withheld from delivery to satisfy such condition.

     14. Restrictions on Issue of Shares.

     (a) Notwithstanding the provisions of Section 7, the Company may delay the issuance of shares covered by the exercise of an option and the delivery of a certificate for such shares until one of the following conditions shall be satisfied:

          (i) The shares with respect to which such option has been exercised are at the time of the issue of such shares effectively registered or qualified under applicable Federal and state securities acts now in force or as hereafter amended; or

          (ii) Counsel for the Company shall have given an opinion, which opinion shall not be unreasonably conditioned or withheld, that such shares are exempt from registration and qualification under applicable Federal and state securities acts now in force or as hereafter amended.

     (b) It is intended that all exercises of options shall be effective, and the Company shall use its best efforts to bring about compliance with the above conditions within a reasonable time, except that the Company shall be under no obligation to qualify shares or to cause a registration statement or a post-effective amendment to any registration statement to be prepared for the purpose of covering the issue of shares in respect of which any option may be exercised, except as otherwise agreed to by the Company in writing.

     15. Purchase for Investment; Rights of Holder on Subsequent
Registration. Unless the shares to be issued upon exercise of an option granted under the Plan have been effectively registered under the Securities Act of 1933, as now in force or hereafter amended, the Company shall be under no obligation to issue any shares covered by any option unless the person who exercises such option, in whole or in part, shall give a written representation and undertaking to the Company which is satisfactory in form and scope to counsel for the Company and upon which, in the opinion of such counsel, the Company may reasonably rely, that he or she is acquiring the shares issued pursuant to such exercise of the option for his or her own account as an investment and not with a view to, or for sale in connection with, the distribution of any such shares, and that he or she will make no transfer of the same except in compliance with any rules and regulations in force at the time of such transfer under the Securities Act of 1933, or any other applicable law, and that if shares are issued without such registration, a legend to this effect may be endorsed upon the securities so issued. In the event that the Company shall, nevertheless, deem it necessary or desirable to register under the Securities Act of 1933 or other applicable statutes any shares with respect to which an option shall have been exercised, or to qualify any such shares for exemption from the Securities Act of 1933 or other applicable statutes, then the Company may take such action and may require from each optionee such information in writing for use in any registration statement, supplementary registration statement, prospectus, preliminary prospectus or offering circular as is reasonably necessary for such purpose and may require reasonable indemnity to the Company and its officers and directors and controlling persons from such holder against all losses, claims, damages and liabilities arising from such use of the information so furnished and caused by any untrue statement of any material fact therein or caused by the omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made.

     16. Loans. The Company may make loans to optionees to permit them to exercise options. If loans are made, the requirements of all applicable Federal and state laws and regulations regarding such loans must be met.

     17. Modification of Outstanding Options. The Committee may authorize the amendment of any outstanding option with the consent of the optionee when and subject to such conditions as are deemed to be in the best interests of the Company and in accordance with the purposes of this Plan.

     18. Approval of Stockholders. The Plan shall be subject to approval by the vote of stockholders holding at least a majority of the voting stock of the Company present, or represented, and entitled to vote at a duly held stockholders' meeting, or by written consent of stockholders holding at least a majority of the voting stock of the Company, within twelve (12) months after the adoption of the Plan by the Board of Directors and shall take effect as of the date of adoption by the Board of Directors upon such approval. The Committee may grant options under the Plan prior to such approval, but any such option shall become effective as of the date of grant only upon such approval and, accordingly, no such option may be exercisable prior to such approval.

     19. Termination and Amendment. Unless sooner terminated as herein provided, the Plan shall terminate ten (10) years from the date upon which the Plan was duly adopted by the Board of Directors of the Company. The Board of Directors may at any time terminate the Plan or make such modification or amendment thereof as it deems advisable; provided, however, that except as provided in this Section 19, the Board of Directors may not, without the approval of the stockholders of the Company obtained in the manner stated in
Section 18, increase the maximum number of shares for which options may be granted or change the designation of the class of persons eligible to receive options under the Plan, or make any other change in the Plan which requires stockholder approval under applicable law or regulations or any applicable rule or regulation of any stock exchange or over-the-counter market on which the Company's Common Stock is then listed. The Committee may grant options under the Plan prior to such approval, but any such option shall become effective as of the date of grant only upon such approval and, accordingly, no such option may be exercisable prior to such approval. The Committee may terminate, amend or modify any outstanding option without the consent of the option holder, provided, however, that, except as provided in Section 11, without the consent of the optionee, the Committee shall not change the number of shares subject to an option, nor the exercise price thereof, nor extend the term of such option.

     20. Reservation of Stock. The Company shall at all times during the term of the Plan reserve and keep available such number of shares of stock as will be sufficient to satisfy the requirements of the Plan and shall pay all fees and expenses necessarily incurred by the Company in connection therewith.

     21. Limitation of Rights in the Option Shares. An optionee shall not be deemed for any purpose to be a stockholder of the Company with respect to any of the options except to the extent that the option shall have been exercised with respect thereto and, in addition, a certificate shall have been issued theretofore and delivered to the optionee.

     22. Notices. Any communication or notice required or permitted to be given under the Plan shall be in writing, and mailed by registered or certified mail or delivered by hand, if to the Company, to its principal place of business, attention: President, and, if to an optionee, to the address as appearing on the records of the Company.